Form 10-Q
period 2001-09-30
SITHE INDEPENDENCE POWER PARTNERS LP; SITHE INDEPENDENCE FUNDING CORP
filed 2001-11-14
CIK 899322, 899281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From ______________ to _____________

                         Commission File Number 33-59960


                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   13-3677475
           --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


    335 MADISON AVENUE, NEW YORK, NY                     10017
    --------------------------------                     -----
(Address of principal executive offices)              (Zip code)


                                 (212)-351-0000
                                 --------------
              (Registrant's telephone number, including area code)


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   33-0468704
           --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


    335 MADISON AVENUE, NEW YORK, NY                     10017
    --------------------------------                     -----
(Address of principal executive offices)              (Zip code)


                                 (212)-351-0000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X]  Yes         [ ]  No

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION

                                                                                                  PAGE NO.
                                                                                                  --------
PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
        and December 31, 2000.......................................................................  3
     Condensed Consolidated Statements of Operations for the Three and Nine Months
        Ended September 30, 2001 and 2000 (Unaudited)...............................................  4
     Condensed Consolidated Statement of Partners' Capital (Deficiency) for the Nine
        Months Ended September 30, 2001 (Unaudited).................................................  5
     Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 2001 and 2000 (Unaudited)...............................................  6
     Notes to Condensed Consolidated Financial Statements  (Unaudited)..............................  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations.....................................................................   13

PART II   OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K...................................................  17

Signatures      ...................................................................................  18

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                    2001            2000
                                                                                 -------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   8,832       $   2,116
   Restricted cash and cash equivalents                                              95,883          52,287
   Restricted investments                                                            18,257          24,173
   Accounts receivable - trade                                                       33,844          52,463
   Fuel inventory and other current assets                                            7,688           7,079
   Current portion of transmission constraint contract derivative asset              10,073               0
   Current portion of financial swap derivative asset                                   548               0
                                                                                  ---------       ---------
        TOTAL CURRENT ASSETS                                                        175,125         138,118

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                               4,862           5,010
   Electric and steam generating facilities                                         745,718         777,444
                                                                                  ---------       ---------
                                                                                    750,580         782,454
   Accumulated depreciation                                                        (126,058)       (116,680)
                                                                                  ---------       ---------
                                                                                    624,522         665,774

DEBT ISSUANCE COSTS                                                                   5,644           6,297
OTHER ASSETS                                                                          4,945          14,070
TRANSMISSION CONSTRAINT CONTRACT DERIVATIVE ASSET                                   154,091               0
                                                                                  ---------       ---------

   TOTAL ASSETS                                                                   $ 964,327       $ 824,259
                                                                                  =========       =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

CURRENT LIABILITIES:
   Trade payables                                                                 $  29,679       $  30,461
   Accrued interest                                                                  21,039             154
   Current portion of long-term debt                                                 31,595          32,431
   Current portion of transmission constraint contract derivative obligation         19,262               0
                                                                                  ---------       ---------
      TOTAL CURRENT LIABILITIES                                                     101,575          63,046

LONG-TERM DEBT:
   7.90% secured notes due 2002                                                      15,379          30,759
   8.50% secured bonds due 2007                                                     150,839         150,839
   9.00% secured bonds due 2013                                                     408,609         408,609
   Subordinated debt                                                                419,282               0
                                                                                  ---------       ---------
                                                                                    994,109         590,207

OTHER LIABILITIES                                                                     1,126           7,512
TRANSMISSION CONSTRAINT CONTRACT DERIVATIVE OBLIGATION                              155,589               0
FINANCIAL SWAP DERIVATIVE OBLIGATION                                                 13,818               0

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIENCY)                                                     (301,890)        163,494
                                                                                  ---------       ---------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)                           $ 964,327       $ 824,259
                                                                                  =========       =========

            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                             THREE MONTHS                     NINE MONTHS
                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                       -------------------------       -------------------------
                                         2001            2000            2001            2000
                                       ---------       ---------       ---------       ---------
REVENUE                                $  46,204       $ 121,816       $ 275,355       $ 315,002

COST OF SALES:
   Fuel                                   26,183          57,087         146,307         157,898
   Operations and maintenance             11,926          10,987          36,914          33,733
   Depreciation                            4,941           5,000          14,851          14,999
   Loss on project restructuring               0               0         428,675               0
                                       ---------       ---------       ---------       ---------
                                          43,050          73,074         626,747         206,630

OPERATING INCOME (LOSS)                    3,154          48,742        (351,392)        108,372

NON-OPERATING INCOME (EXPENSE):
   Interest expense                      (21,425)        (14,323)        (50,013)        (43,517)
   Interest and other income, net          1,254           1,639           4,559           3,983
                                       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                      $ (17,017)      $  36,058       $(396,846)      $  68,838
                                       =========       =========       =========       =========



            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

 CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY) (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     TOTAL
                                                                    PARTNERS'
                                    GENERAL         LIMITED         CAPITAL
                                    PARTNER         PARTNERS      (DEFICIENCY)
                                   ---------       ---------      ------------
BALANCE, JANUARY 1, 2001           $   1,435       $ 162,059       $ 163,494

Net income (loss) and total
  comprehensive income (loss)       (419,058)         22,212        (396,846)

Capital contribution                      35           8,216           8,251

Distributions to partners               (768)        (76,021)        (76,789)
                                   ---------       ---------       ---------

BALANCE, SEPTEMBER 30, 2001        $(418,356)      $ 116,466       $(301,890)
                                   =========       =========       =========






            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                   -------------------------
                                                                     2001            2000
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $(396,846)      $  68,838
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
              Depreciation                                            14,851          14,999
              Loss on project restructuring                          428,675               0
              Unrealized loss on derivatives                          23,957               0
              Gain on sale of property, plant and equipment             (173)              0
              Unrealized (gain) loss on marketable securities           (421)            421
              Amortization of deferred financing costs                   653             690
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                       18,619          (8,866)
                    Fuel inventory and other current assets             (609)         (5,138)
                    Other assets                                        (268)         (5,285)
                    Trade payables                                      (782)            685
                    Accrued interest payable                          20,885          13,838
                    Other liabilities                                 (1,526)          2,272
                                                                   ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            107,015          82,454
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                 28,112               0
   Capital expenditures                                               (1,686)            (78)
   Restricted funds                                                  (37,259)        (44,875)
                                                                   ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                (10,833)        (44,953)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                         (76,789)        (31,635)
   Principal payments on secured notes                               (16,216)         (9,648)
   Capital contribution                                                3,539               0
                                                                   ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES                                (89,466)        (41,283)
                                                                   ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   6,716          (3,782)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,116           6,076
                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   8,832       $   2,294
                                                                   =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments:
      Interest                                                     $  28,475       $  28,989

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
   Advances to affiliates contributed to Partners' Capital             4,712              --


            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    THE PARTNERSHIP

      Sithe/Independence Power Partners, L.P. (the "Partnership") was formed in November 1990 for a term of 50 years to develop, construct and own a natural gas-fired cogeneration facility having capacity of approximately 1,000 megawatts ("MW") located in the Town of Scriba, County of Oswego, New York (the "Project"). The Project began commercial operation for financial reporting purposes on December 29, 1994. The Partnership is a Delaware limited partnership formed by Sithe/Independence, Inc. (the "General Partner"), its sole general partner. The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). Prior to June 29, 2001, the limited partners of the Partnership were Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries (the "Limited Partners"). On June 29, 2001 one of the Limited Partners sold its 40% ownership interest in the Partnership to Oswego Cogen Company, LLC ("Oswego Cogen"), an indirect, wholly-owned subsidiary of Enron Corp. Accordingly, as of September 30, 2001, the Partnership is owned 60% by Sithe Energies (directly and indirectly through its wholly-owned subsidiaries) and 40% by Oswego Cogen.

      Through June 30, 2001, the majority of the Project's capacity was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") with the remainder of the capacity sold to Alcan Aluminum Corporation ("Alcan") and into the electric energy market administered by the New York Independent System Operator, Inc. (the "NYISO" or "ISO Administered Market"). The majority of the electric energy generated by the Project was sold into the ISO Administered Market, with the remainder of the generation sold to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Alcan. Effective July 1, 2001, while the majority of the Project's capacity will continue to be sold to Con Edison, and up to 44 MW of the Project's capacity and associated energy will continue to be sold to Alcan, as discussed in Note 4, the Partnership has entered into tolling arrangements with Dynegy Power Marketing, Inc. ("DPM"), under which DPM will pay the Partnership tolling fees for the right to supply natural gas to the Project to be converted to electric energy.

2.    BASIS OF PRESENTATION

      The accompanying condensed consolidated balance sheets at September 30, 2001 and December 31, 2000 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

      The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". In August 2001, the
FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. The adoption of SFAS No. 141 did not have an impact on the Partnership's results of operations or financial position. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 143 requires that asset retirement obligations be reported at fair value in the period incurred for fiscal years beginning after June 15, 2002 and recognized as expenses in subsequent periods. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the previous recognition and measurement standards for impairment losses. The Partnership is currently evaluating the provisions of SFAS Nos. 142, 143 and 144, which it has not yet adopted.

      Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at their fair value. When specific hedge accounting criteria are not met, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings. If a derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that an entity formally document, designate and perform ongoing assessments of the effectiveness of transactions that receive hedge accounting. The impact of the Partnership's adoption of SFAS No. 133 as of January 1, 2001 was not material. As of September 30, 2001, the Partnership had three derivatives, a Transmission Congestion Contract ("TCC") discussed below, and a multi-agreement financial swap and a gas supply agreement, which are part of the tolling arrangements discussed in Note
4. None of these derivatives are designated as hedges under SFAS No. 133.

      Effective with the September 1, 2000 consummation of the Amended and Restated Energy Purchase Agreement between the Partnership and Con Edison (the "Amended EPA"), all the electric energy generated by the Project is sold at the point where the Project delivers energy to the NYISO (the "Independence Bus"). The Partnership has a 20 year Transmission Services Agreement through November 14, 2014 with Niagara Mohawk (the "TSA"), under which Niagara Mohawk is obligated to transmit 853 MW from the Independence Bus to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Pleasant Valley Bus"). As a result of the Amended EPA, the Partnership no longer transmits power under the TSA, and effective September 1, 2000, the Partnership converted its grandfathered physical transmission rights under the TSA to a financial TCC under the NYISO's open access transmission tariff. Under the TCC, the Partnership receives from, or pays to the NYISO, the product of (i) the positive or negative difference, respectively, between the locational based marginal price ("LBMP") per MWH at the Pleasant Valley Bus and the Independence Bus for each hour that is due to congestion, and
(ii) 853 MW. The Partnership continues to pay Niagara Mohawk under the TSA, which must remain in place as part of the TCC.

      Ongoing discussions and interpretations of SFAS No. 133 by the FASB could alter the definition of derivative instruments. The Partnership has implemented SFAS No. 133 based upon current rules and guidance, and any changes in these rules and guidance could impact the Partnership's subsequent reported operating results. Recent interpretations and deliberations of the FASB's Derivatives Implementation Group due to uncertainties as to whether contracts such as the TCC are derivatives caused the Partnership to reevaluate the TCC and conclude that it is derivative. As of and for the nine months ended September 30, 2001, to record the TCC at fair value, the Partnership recognized a current asset of $10.1 million, a long-term asset of $154.1 million, a current liability of $19.3 million, a long-term obligation of $155.6 million and a charge to income of $10.7 million reflected as a reduction of revenue on the Partnership's Statement of Operations.

4.    PROJECT RESTRUCTURING

      On June 29, 2001, the Partnership (i) amended its long-term gas supply agreement with Enron North America Corp., as successor in interest by merger to Enron Power Services, Inc. ("Enron"); (ii) transferred its obligations under five of its seven gas transportation arrangements to Enron, which has agreed to assume such obligations; and (iii) entered into a tolling arrangement with DPM that commenced on July 1, 2001. Also on June 29, 2001, Sithe Energies, through an indirect, wholly owned subsidiary, sold a forty percent limited partnership interest in the Partnership to Oswego Cogen.

      GAS SUPPLY AGREEMENT AMENDMENT

      Prior to the June 29, 2001 amendment to the Partnership's long-term gas supply agreement, the Partnership recognized fuel expense for gas consumed at its plant based on pricing provided for in the Project's 20-year gas supply agreement with Enron. Pursuant to such agreement, the price for the first 116,000 MMBtu's of natural gas per day ("Tier I gas") was fixed for the first five years of the agreement and thereafter fluctuated with pricing based on a pre-determined multiple of Con Edison's actual avoided energy price (which, effective January 17, 2000, was determined by reference to the LBMP in the ISO Administered Market for energy at the Pleasant Valley Bus) as well as certain other payments made by Con Edison to the project. Up to an additional 76,291 MMBtu's of gas consumed per day by the Project ("Tier II gas") was priced based on the pre-determined multiple applied to Niagara Mohawk's "energy only" rate which was determined by the real time price at the Independence Bus in the ISO Administered Market.

      Enron maintained a notional tracking account to account for differences between the contract price and spot gas prices, except that there was no such tracking with respect to the Tier I gas during the first five years of the contract. The tracking account was increased if the then current spot gas price was greater than the contract price and was decreased if the then current spot gas price was lower that the contract price. Interest was accrued on the tracking account at 1% over prime.

      As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the tracking account balance of $419.3 million was fixed and converted to a secured subordinated loan (the "Tracking Account Loan") resulting in a $419.3 million charge, recorded as a loss on project restructuring on the Partnership's condensed consolidated statement of operations. The Tracking Account Loan is subordinate to the Partnership's secured notes and bonds (the "Securities") and to certain payments due to Con Edison under the Amended EPA.

      The Tracking Account Loan bears interest at an annual rate of 7%, which is payable semi-annually, beginning December 1, 2001 from cash distributable to the partners under the indenture pursuant to which the Securities were issued. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing June 1, 2015.

      GAS TRANSPORTATION AGREEMENTS

      The Partnership had previously entered into long-term gas transportation agreements with seven pipeline companies in order to transport, on a firm basis, the natural gas purchased pursuant to the Partnership's then existing obligations under the gas supply agreement. In connection with the cancellation of the Partnership's fuel purchase obligations, Enron has assumed and agreed to perform all of the Partnership's future obligations for all but two of these gas transportation arrangements. The Partnership will continue to pay fixed demand charges under contracts with Niagara Mohawk and Empire State Pipeline.

      TOLLING ARRANGEMENTS

      The Partnership has entered into tolling arrangements for the Project with DPM and its affiliates which commenced on July 1, 2001 and run through 2014. Under the tolling arrangement (the "Tolling Agreement"), DPM will pay the Partnership a monthly tolling fee for the right (1) to supply natural gas to the Project, (2) to request the Partnership to run the Project as needed to convert such natural gas to electrical energy within certain efficiency parameters and
(3) to receive such electrical energy at an electrical transmission delivery point at the Project. Approximately sixty percent of the output of the Project is covered by the Tolling Agreement. DPM is responsible for payment of all natural gas commodity and transportation costs associated with the natural gas necessary to generate electric energy under the Tolling Agreement, except for demand charges due Niagara Mohawk and Empire State Pipeline, which remain the obligation of the Partnership. In addition to the monthly tolling fee, DPM will be required to pay the Partnership variable payments designed to reimburse the Partnership for its costs of operating and maintaining the Project. If the Project is not available, the Partnership will have the right to meet its contractual obligations under the Tolling Agreement by supplying electric energy from other sources. If the Project is not available and the Partnership does not supply replacement energy, the monthly tolling fee will be subject to an availability adjustment. However, the Project will not be responsible to DPM for any damages resulting from the Project's failure to deliver electric energy under the Tolling Agreement. DPM does not have a direct right to terminate the Tolling Agreement due to the unavailability of the Project.

      In addition, the Partnership has entered into a multi-agreement financial swap with DPM (collectively, the "Financial Swap Agreement") with respect to 375 MW of the Projects energy. To hedge its exposure under the Financial Swap Agreement, using natural gas supplied by Dynegy Canada Marketing and Trade ("DCMT"), the Partnership will generate electricity from forty percent of the Project and sell such electricity to the NYISO. DPM will pay the Partnership
(i) a monthly fixed payment under the financial swap and (ii) a payment designed to cover the Partnership's costs of generating electric energy (including amounts paid under the gas supply agreement with DCMT described below) from the Project's reserved capability. The Partnership will pay to DPM amounts equal to amounts received from the NYISO for the sales of energy associated with the reserved forty percent of the Project. In connection with the Financial Swap Agreement, affiliates of the General and Limited Partners will be obligated to provide a credit support reserve in the form of cash, letters of credit or corporate guarantees. The monthly fixed payments are subject to reduction if the Project is not available at a time DPM calls on the Financial Swap Agreement. However, the Partnership's exposure to damages under the Financial Swap Agreement (beyond the reductions in the monthly fixed payments) resulting from market energy prices at times that the Project is not available is limited over the life of the Financial Swap Agreement to the amount of the credit support reserve. If the credit support reserve is called upon, the Partnership is not obligated to replenish the reserve. The Financial Swap Agreement contains restrictions on the start and stop times and durations of the individual financial swaps designed to mirror the operational requirements of the Project. The Financial Swap Agreement will be in place through 2014.

      Pursuant to a gas supply agreement between the Partnership and DCMT (the "Gas Supply Agreement"), the Partnership will purchase from DCMT at a defined index price, all natural gas required to operate forty percent of the Project. The pricing under the Gas Supply Agreement is structured so that payments for natural gas associated with operation of the reserved capability are covered by the payments from DPM under the Financial Swap Agreement. In addition, if DCMT fails to deliver natural gas to the Project at any time that the Partnership is intending to operate the Project to sell electric energy to the NYISO to cover its exposure under the Financial Swap Agreement, DCMT is obligated to reimburse the Partnership at the NYISO market price for the amount of such electric energy.

      Under SFAS No. 133, as amended and interpreted, the Partnership accounts for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges. However, the Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the variable market prices associated with the marketing of power into the NYISO. The Partnership estimates that the Financial Swap Agreement and Gas Supply Agreement derivatives each had a zero fair value as of July 1, 2001. As of and for the three months ended September 30, 2001, to record the Financial Swap Agreement at fair value, the Partnership recognized a current asset of $.5 million, a long-term obligation of $13.8 million and a charge to income of $13.3 million reflected as a reduction of revenue on the Partnership's Statement of Operations. Since natural gas purchased by the Partnership under the Gas Supply Agreement is at current market price, this derivative had a zero fair value at September 30, 2001.

      The Partnership, DPM, and Dynegy Marketing and Trade ("DMT") have entered into an energy management agreement (the "Energy Management Agreement"), whereby DMT is responsible for all bidding and scheduling of gas under the Gas Supply Agreement and the Tolling Agreement, and DPM is responsible for all bidding and scheduling of electric purchases and sales under the Tolling Agreement and resulting from the Financial Swap Agreement. Dynegy Holdings Inc., the parent of DPM, DCMT and DMT, guarantees certain obligations of DPM, DCMT and DMT under the Tolling Agreement, the Financial Swap Agreement, the Gas Supply Agreement and the Energy Management Agreement pursuant to four separate Guaranty Agreements.

      OTHER

      During the second quarter of 2001, the Partnership recognized a $9.4 million loss on project restructuring to write-off prepaid equalization fees that were included in other assets. The $9.4 million balance of prepaid equalization fees represented the difference between the six annual $3.0 million equalization payments made to Niagara Mohawk between December 31, 1995 and December 31, 2000 and the amortization of such fees over the 22 year term of the Alcan

Energy Sales Contract. The Partnership is no longer obligated to make the four remaining annual equalization fee payments to Niagara Mohawk.

5.    COMMITMENTS AND CONTINGENCIES

      LITIGATION AND CLAIMS

      On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership had been recording its transmission expense at the disputed, higher rate. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings. On June 28, 2001, the Partnership entered into a settlement agreement (the "Settlement") with Niagara Mohawk which superceded a previous, partial settlement agreement (the "PSA") dated February 23, 2001. Under the terms of the Settlement, $2.3 million paid by Niagara Mohawk to the Partnership under the PSA on March 2, 2001 now represents full settlement of all claims for transmission loss overcharges. The terms of the Settlement also stipulate that the TSA between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 per kw/month and the currently effective contract demand of 853 MW be fixed for the period commencing on July 2, 1999 and ending December 31, 2005. The $2.3 million was recognized as revenue in the first quarter of 2001.

      The Settlement also supercedes the PSA and fully settles a previous complaint filed with the FERC by the Partnership seeking reimbursement of approximately $63.0 million for overcharges by Niagara Mohawk for the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") for the purpose of connecting the Project to the Interconnection Facilities. Under the PSA, on March 2, 2001 Niagara Mohawk paid the Partnership $15.1 million to purchase the assets defined as the Interconnection Facilities under the PSA with a book value of $13.0 million, resulting in a $2.1 million gain which was included in interest and other income for the first quarter of 2001. The Settlement changed the purchase price and the definition of the assets included in the Interconnection Facilities, and on August 1, 2001 Niagara Mohawk paid an additional $13.0 million to the Partnership for the Interconnection Facilities. As a result, during the second quarter of 2001, the Partnership reversed $1.9 of the $2.1 million gain recognized in the first quarter resulting in a net $.2 million gain from the sale of the Interconnection Facilities for the nine months ended September 30, 2001, representing the difference between the $28.1 million proceeds received from Niagara Mohawk under the Settlement, and the net book value of the Interconnection Facility assets of $27.9 million. The Settlement, together with the related amendments to the TSA and the Interconnection Agreement, have been submitted to the FERC for approval. Although FERC approval of the Settlement is still pending as of the date hereof, the Partnership anticipates that the FERC will ultimately approve the Settlement.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      As more fully discussed in Note 4 to the Condensed Consolidated Financial Statements, the Partnership has entered into tolling arrangements with Dynegy Power Marketing, Inc. ("DPM") and its affiliates which commenced on July 1, 2001 and run through 2014.

      Under SFAS No. 133, as amended and interpreted, the Partnership accounts for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges, with the change in the estimated fair value of these derivatives impacting reported earnings from period to period. However, the Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the variable market prices associated with the marketing of power into the NYISO. The Partnership also accounts for the TCC as a derivative which is not designated as a hedge, and changes in the estimated fair value of the TCC will also affect reported earnings from period to period.

      Revenue for the third quarter of 2001 of $46.2 million was $75.6 million (62%) less than the corresponding period of last year. Of this decrease, $49.2 million was primarily attributable to the fact that the Partnership operated the Project under tolling arrangements with DPM in the third quarter of 2001 versus the comparable period of last year, when the majority of the Project's output was sold to Con Edison, Niagara Mohawk and the NYISO with the energy rates based on locational based marginal prices as determined by the NYISO, $13.1 million was due to the change in estimated fair value of the TCC and $13.3 million was due to the change in estimated fair value of the Financial Swap Agreement.

      Cost of sales for the third quarter of 2001 of $43.0 million was $30.0 million (41%) less than the corresponding period of last year. The commencement of the tolling arrangement with DPM and the project restructuring transaction (discussed below) resulted in an amendment to the gas supply agreement with Enron which eliminated the Partnership's obligation to purchase natural gas from Enron and transferred to Enron its obligations under five of the seven fuel transportation agreements. The effect of the project restructuring and the commencement of the tolling arrangements with DPM resulted in an approximate $30.9 million reduction in fuel expense. Operations and maintenance expense for the third quarter of 2001 was approximately $.9 million higher than in the corresponding period of last year due primarily to higher expense for scheduled equipment maintenance.

      Interest expense for the third quarter of 2001 of $21.4 million was $7.1 million (50%) higher than the corresponding period of last year due to recognition of $7.4 million of interest expense on the $419.3 million subordinated Enron tracking account loan (discussed below), offset by $.3 million of lower interest expense due to a lower outstanding principal amount of the Securities.

      Interest and other income, net for the third quarter of 2001 of $1.3 million consists of $1.0 million of interest income and $.3 million of unrealized gains on the Partnership's restricted investments.

      Revenue for the nine months ended September 30, 2001 of $275.4 million was $39.6 million (13%) lower than the corresponding period of last year. This decrease consisted of $49.2 million from the commencement of tolling arrangements with DPM effective July 1, 2001, $13.3 million from the change in estimated fair value of the Financial Swap Agreement and $10.7 million from the change in estimated fair value of the TCC, partially offset by $13.3 million of higher realized TCC revenue, as the TCC was in effect for the entire nine months ended September 30, 2001 and only one month in the corresponding period of last year, $17.4 million of higher revenue in the first six months of 2001 primarily due to higher energy rates and higher net generation and $2.3 million for the final settlement of a dispute with Niagara Mohawk regarding transmission loss overcharges.

      On June 28, 2001, the Partnership entered into a settlement agreement (the "Settlement") with Niagara Mohawk, which superceded a previous, partial settlement agreement (the "PSA") dated February 23, 2001. Under the terms of the Settlement, $2.3 million paid by Niagara Mohawk to the Partnership under the PSA on March 2, 2001 now represents full settlement of all claims for transmission loss overcharges. The terms of the Settlement also stipulate that the TSA between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 per kw/month and the currently effective contract demand of 853 MW be fixed for the period commencing on July 2, 1999 and ending December 31, 2005.

      Cost of sales, exclusive of the loss on project restructuring, for the nine months ended September 30, 2001 of $198.1 million was $8.6 million(4%) lower than the corresponding period of last year. Fuel expense for the nine months ended September 30, 2001 was $11.5 million lower than the corresponding period of last year due to the commencement of the tolling arrangement and the project restructuring transaction discussed below. This decrease in cost of sales was partially offset by an increase in operations and maintenance expense primarily related to higher equipment maintenance costs associated with scheduled equipment maintenance and a contractual price increase under the Partnership's long-term equipment maintenance contract.

      On June 29, 2001, the Partnership entered into a series of transactions which included (i) an amendment to the Partnership's long-term gas supply agreement with Enron which effectively terminated the Partnership's obligation to purchase natural gas from Enron, (ii) the transfer of its obligations under five of its seven gas transportation arrangements to Enron, (iii) a tolling arrangement with Dynegy Power Marketing, Inc. which commenced on July 1, 2001 and (iv) the sale of a 40% limited partnership interest in the Partnership to Oswego Cogen Company, LLC, an indirect wholly-owned subsidiary of Enron Corp.

      As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the tracking account balance of $419.3 million was fixed and converted to a secured subordinated loan (the "Tracking Account Loan") resulting in a $419.3 million charge, recorded as a loss on project restructuring on the Partnership's condensed consolidated statement of operations. The Tracking Account Loan is subordinate to the Securities and to certain payments due to Con Edison under the Amended EPA.

      The Partnership recognized an additional $9.4 million loss on project restructuring to write-off prepaid equalization fees that were included in other assets. The $9.4 million balance of prepaid equalization fees represented the difference between the six annual $3.0 million equalization payments made to Niagara Mohawk between December 31, 1995 and December 31, 2000 and the amortization of such fees over the 22 year term of the Alcan Energy Sales Contract. The Partnership is no longer obligated to make the four remaining annual equalization fee payments to Niagara Mohawk.

      Interest expense for the nine months ended September 30, 2001 of $50.0 million was $6.5 million (15%) higher than in the corresponding period of last year due to the recognition of $7.4 million of interest expense on the Tracking Account Loan offset by $.9 million of lower interest expense relating to lower outstanding amounts of the Partnership's secured notes and bonds.

      Interest and other income, net for the nine months ended September 30, 2001 of $4.6 million consisted primarily of interest income ($3.7 million), unrealized gains on the Partnership's restricted investments ($.6 million) and a net gain on the sale of the Interconnection Facilities to Niagara Mohawk in accordance with the terms of the Settlement ($.2 million) discussed below.

      The Settlement also supercedes the PSA and fully settles a previous complaint filed with the FERC by the Partnership seeking reimbursement of approximately $63.0 million for overcharges by Niagara Mohawk for the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") for the purpose of connecting the Project to the Interconnection Facilities. Under the PSA, on March 2, 2001 Niagara Mohawk paid the Partnership $15.1 million to purchase the assets defined as the Interconnection Facilities under the PSA with a book value of $13.0 million, resulting in a $2.1 million gain which was included in interest and other income for the first quarter of 2001. The Settlement changed the purchase price and the definition of the assets included in the Interconnection Facilities, and on August 1, 2001 Niagara Mohawk paid an additional $13.0 million to the Partnership for the Interconnection Facilities. As a result, during the second quarter of 2001, the Partnership reversed $1.9 of the $2.1 million gain recognized in the first quarter resulting in a net $.2 million gain from the sale of the Interconnection Facilities for the nine months ended September 30, 2001, representing the difference between the $28.1 million proceeds received from Niagara Mohawk under the Settlement, and the net book value of the Interconnection Facility assets of $27.9 million.

LIQUIDITY AND CAPITAL RESOURCES

      Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of the Securities and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of September 30, 2001, letters of credit aggregating $2.2 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of September 30, 2001, the Partnership had restricted funds and investments aggregating $114.1 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.0 million, respectively. In addition, these restricted funds included $11.4 million that was utilized for October 2001 operating expenses, $42.9 million reserved for the December 2001 debt service payment and the balance available for transfer to the Partnership distribution account. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien. The $419.3 million Tracking Account Loan bears interest at 7%, which is payable semi-annually, beginning December 1, 2001 from cash distributable to the partners in accordance with the terms of the Securities. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing on June 1, 2015.

      The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels and unless the required debt service coverage ratio is met. During the first nine months of 2001, the Partnership made distributions to its Partners in the amount of $76.8 million.

      The Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.

FORWARD-LOOKING STATEMENTS

      Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The words "anticipate", "believe", "expect", "estimated" and similar expressions generally identify forward-looking statements. While the Partnership believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Partnership, are inherently subject to significant business, economic and competitive uncertainties and contingencies, the continued performance of counterparties to derivative contracts and gas supply agreements, the demand for and price of electricity and changes in government regulations and the continuing deregulation of the electric energy industry. These uncertainties and contingencies could cause the Partnership's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Partnership.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership uses the sensitivity analysis methodology to disclose the quantitative information for interest rate and commodity price risks. The sensitivity analysis estimates the potential loss of fair value from market risk sensitive instruments due to a 10% unfavorable change in interest rates and commodity prices.

      INTEREST RATE RISK

      The Partnership has investments in financial instruments subject to interest rate risk consisting of $95.9 million of restricted cash and cash equivalents and $18.3 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.2 million.

      The Partnership's outstanding long-term debt at September 30, 2001 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

      COMMODITY PRICE RISK

      The Partnership is subject to commodity price risk on the fair value of the TCC from changes in the differential between the LBMP at the Pleasant Valley Bus and the Independence Bus due to congestion. The Partnership estimates that a 10% decrease in this differential would decrease the estimate fair value of the TCC assets by approximately $16.4 million.

      The Partnership is also subject to commodity price risk on the fair value of the Financial Swap Agreement from changes in the spread between prices of natural gas and electricity. The Partnership estimates that a 10% decrease in this price spread would decrease the estimated fair value of the Financial Swap Agreement current asset by approximately $.1 million.

                          PART II -- OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         Exhibit No.                            Description of Exhibit
         -----------                            ----------------------

         No Exhibits were filed during the quarter covered by this report.


(b)   Reports on Form 8-K:

         No report on Form 8-K was filed during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sithe/Independence Funding Corporation
                                       --------------------------------------
                                       (REGISTRANT)


November 14, 2001                      /s/ Thomas M. Boehlert
                                       --------------------------------------
                                       THOMAS M. BOEHLERT
                                       CHIEF FINANCIAL OFFICER AND
                                         SENIOR VICE PRESIDENT
                                       (PRINCIPAL FINANCIAL AND
                                         ACCOUNTING OFFICER)


Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sithe/Independence Power Partners, L.P.
                                       ---------------------------------------
                                       (REGISTRANT)


                                       By: Sithe/Independence, Inc.
                                           ------------------------
                                           GENERAL PARTNER


November 14, 2001                          /s/ Thomas M. Boehlert
                                           ----------------------------------
                                           THOMAS M. BOEHLERT
                                           CHIEF FINANCIAL OFFICER AND
                                             SENIOR VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)