Form 10-K
period 2001-12-31
SITHE INDEPENDENCE POWER PARTNERS LP; SITHE INDEPENDENCE FUNDING CORP
filed 2002-04-01
CIK 899322, 899281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
    Act of 1934 For the fiscal year ended December 31, 2001

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to _____________

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

       Registrant's telephone number, including area code: (212) 351-0000

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

       Registrant's telephone number, including area code: (212) 351-0000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          7.90% Secured Notes due 2002
                          8.50% Secured Bonds due 2007
                          9.00% Secured Bonds due 2013

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                     SITHE/INDEPENDENCE FUNDING CORPORATION
                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                   PART 1                                         PAGE
ITEMS 1, 2 AND 3.Business, Properties and Legal Proceedings                        3

ITEM 4.          Submission of Matters to a Vote of Security Holders              16

                                     PART II
ITEM 5.          Market for the Registrant's Common Equity and
                  Related Stockholder Matters (Not applicable)                    --

ITEM 6.          Selected Financial Data                                          17

ITEM 7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             19

ITEM 7A.         Quantitative and Qualitative Disclosures About Market Risk       24

ITEM 8.          Financial Statements and Supplementary Data                      26

ITEM 9.          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                             26

                                    PART III
ITEM 10.         Directors and Executive Officers of the Registrants              26

ITEM 11.         Executive Compensation                                           28

ITEM 12.         Security Ownership of Certain Beneficial Owners and
                  Management                                                      28

ITEM 13.         Certain Relationships and Related Transactions                   29

                                     PART IV
ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K  29

                 Signatures                                                       35

                                     PART I

ITEMS 1, 2 AND 3. BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS

THE PARTNERSHIP

      Sithe/Independence Power Partners, L.P. (the "Partnership") was formed to develop, construct and own a natural gas-fired cogeneration facility having a design capacity of approximately 1,000 megawatts ("MW") located in the Town of Scriba, County of Oswego, New York (the "Project"). Cogeneration is a power production technology that provides for the sequential generation of two or more useful forms of energy (in the Project's case, electricity and thermal energy) from a single primary fuel source (in the Project's case, natural gas). The Partnership is a Delaware limited partnership formed in November 1990 by Sithe/Independence, Inc. (the "General Partner"), its sole general partner. The overall strategy of the Partnership is to operate the Project as one of the most reliable, economically efficient and environmentally clean fossil-fueled electrical power plants in the United States. The Project began commercial operation for financial reporting purposes on December 29, 1994.

      The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). The limited partners of the Partnership are Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries and Oswego Cogen Company, LLC ("Oswego Cogen"), an indirect, wholly-owned subsidiary of Enron Corp. (the "Limited Partners"). The General Partner and Limited Partners are referred to herein as the "Partners". Sithe Energies is a leader in independent power generation and, at December 31, 2001, fully-owned, had interests in or leased through its subsidiaries, 28 operating power plants in North America, including the Project, having an aggregate average net capacity of 3,768 MW. In addition, at December 31, 2001, Sithe Energies had four projects under construction representing approximately 2,630 net MW and four projects under advanced development representing approximately 2,540 net MW.

      As of December 31, 2001, Sithe Energies was owned 49.9% by Exelon Fossil Holdings, Inc. ("Exelon"), a wholly owned subsidiary of Exelon Corporation, 34.2% by Vivendi Universal, SA ("Vivendi"), 14.9% by Marubeni Corporation and 1.0% by management.

      Sithe Energies owns, directly or indirectly, 60% of the partnership interests in the Partnership. Oswego Cogen owns 40% of the partnership interests in the Partnership. The following chart sets forth the organizational structure of the Partners in the Partnership and of the other affiliates of Sithe Energies involved with the Partnership. No affiliates of Enron Corp. other than Oswego Cogen, which has a limited partnership interest, are involved in the management or operations of the Project.

                            ------------------------------------
                            |                                   |
                            |       Sithe Energies, Inc.        ---------------------
                            |        (Limited Partner)          |                    |
                            |                                   |                    |
                            ------------------------------------                     |
                                  |          |                                       |       Oswego Cogen
         -------------------------|          |              100%                     |       Company, LLC
         |                                   |                                       |     (Limited Partner)
  100%   |                           Sithe Energies U.S.A., Inc.                 5%  |
                                          (Limited Partner)                          |    --------------------
Energy Factors, Inc.                                                                 |             |
                                    -----------------------------                    |             |
--------------------                100%          |            100%                  |             |
         |                            |           |              |                   |             |
         |                            |           |              |                   |             |
100%     |                            |           |              |                   |             |
                                                  |     Sithe/Independence, Inc.     |             |
Sithe Energies Power              Mitex, Inc.     |        (General Partner)         |             |
   Services, Inc.              (Limited Partner)  |                                  |             |
    (Operator)                                    |                                  |             |
-----------------------        ------------------ |   ---------------------------    |             |
                                       |          |              |                   |             |
                                       | 10%      |   44%        |    1%             |             | 40%
                              ----------------------------------------------------------------------

                                                            The Partnership

                              ----------------------------------------------------------------------
                                                                   |
                                                                   |           100%
                                                                   |
                                                          Sithe/Independence
                                                          Funding Corporation
                                                     -------------------------------

      Sithe/Independence Funding Corporation ("Sithe Funding"), a Delaware corporation, was established for the sole purpose of issuing the 7.90% Notes due 2002, the 8.50% Bonds due 2007 and the 9.00% Bonds due 2013 (collectively, the "Securities") for its own account and as agent acting on behalf of the Partnership. Sithe Funding loaned the proceeds of the sale of the Securities to the Partnership (the "Loans"), which applied the proceeds of such Loans to the development and construction of the Project. The terms of the Loans are identical to the terms of the Securities. The Loans are the only assets of Sithe Funding.

      The Securities are not guaranteed by or otherwise obligations of Sithe Energies, Exelon, Vivendi, Marubeni, Enron Corp. or any affiliate of Sithe Energies, Exelon, Vivendi, Marubeni or Enron Corp. other than Sithe Funding and the Partnership.

THE PROJECT

      The Project is a natural gas-fired cogeneration facility having a design capacity of approximately 1,000 MW. The Project is located on an approximately 293-acre site adjacent to the Alcan Aluminum Corporation ("Alcan") plant in the Town of Scriba, County of Oswego, New York, approximately two miles northeast of Oswego, New York. The Project consists of four General Electric Model MS7001FA combustion gas turbine generators designed to generate approximately 160 MW each at their design point conditions, four heat recovery steam generators ("HRSG"), two steam turbines designed to generate 208 MW each and air quality control systems to reduce the nitrous oxide and other emissions of the Project.

      Through June 30, 2001, the majority of the Project's capacity was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") with the remainder of the capacity sold to Alcan Aluminum Corporation ("Alcan") and into the electric energy market administered by the New York Independent System Operator, Inc. (the "NYISO" or "ISO Administered Market"). The majority of the electric energy generated by the Project was sold into the ISO Administered Market, with the remainder of the generation sold to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Alcan. Effective July 1, 2001, while the majority of the Project's capacity continues to be sold to Con Edison, and up to 44 MW of the Project's capacity and associated energy continues to be sold to Alcan, the Partnership has entered into tolling arrangements with Dynegy Power Marketing, Inc. ("DPM"), under which DPM pays the Partnership tolling fees for the right to supply natural gas to the Project to be converted to electric energy.

      For the uncommitted portion of the capacity, the Project may, from time to time, enter into short or long-term capacity sales to Con Edison, Niagara Mohawk, the ISO Administered Markets or others, subject to certain restrictions set forth in the Trust Indenture dated as of January 1, 1993 and entered into by Sithe Funding, the Partnership and IBJ Schroder Bank & Trust Company (the "Indenture").

      The Partnership has designed the Project as a qualifying facility ("QF" or "Qualifying Facility") under the Public Utilities Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder. Accordingly, the Project must satisfy certain annual operating and efficiency and ownership standards in order to maintain QF status.

OPERATIONS AND MAINTENANCE

      The Project is operated by Sithe Energies Power Services, Inc. (the "Operator"), a wholly-owned subsidiary of Sithe Energies, pursuant to an Operations and Maintenance Agreement. The Operations and Maintenance Agreement terminates on October 31, 2014.

      The Operator has agreed to operate the Project, to provide all operations and maintenance services necessary or advisable in order to efficiently operate and maintain the Project, and to be liable for all expenses relating to operating, maintaining and managing the Project. The Partnership pays the Operator an annual management fee of $670,049, escalating at 5% per annum, and reimburses the Operator on a monthly basis for all direct and indirect necessary costs and expenses reasonably incurred by the Operator in fulfilling its obligations under the Operations and Maintenance Agreement.

PROJECT RESTRUCTURING

      On June 29, 2001, the Partnership: (i) amended its long-term gas supply agreement with Enron North America Corp., as successor in interest by merger to Enron Power Services, Inc. ("Enron"); (ii) transferred its obligations under five of its seven gas transportation arrangements to Enron, which has agreed to assume such obligations; and (iii) entered into a tolling arrangement with DPM that commenced on July 1, 2001 and runs through 2014. In a separate agreement, on June 29, 2001, Sithe Energies, through an indirect, wholly-owned subsidiary, sold a 40% limited partnership interest in the Partnership to Oswego Cogen.

   GAS SUPPLY AGREEMENT AMENDMENT

      Prior to the June 29, 2001 amendment to the Partnership's long-term gas supply agreement, the Partnership recognized fuel expense for gas consumed at its plant based on pricing provided for in the Project's 20-year gas supply agreement with Enron. Pursuant to such agreement, the price for the first 116,000 million Btu's ("MMBtu's") of natural gas per day ("Tier I gas") was fixed for the first five years of the agreement and thereafter fluctuated with pricing based on a pre-determined multiple of Con Edison's actual avoided energy price (which, effective January 17, 2000, was determined by reference to the locational based marginal price ("LBMP") per MWH in the ISO Administered Market for energy at the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Pleasant Valley Bus")), as well as certain other payments made by Con Edison to the project. Up to an additional 76,291 MMBtu's of gas consumed per day by the Project ("Tier II gas") was priced based on the pre-determined multiple applied to Niagara Mohawk's "energy only" rate which was determined by the real time price at the point where the Project delivers energy to the NYISO (the "Independence Bus") in the ISO Administered Market.

      Enron maintained a notional tracking account to monitor the differences between the contract price and spot gas prices, except that there was no such tracking with respect to the Tier I gas during the first five years of the contract. The notional tracking account was increased if the then current spot gas price was greater than the contract price and was decreased if the then current spot gas price was lower than the contract price. Interest accrued on the notional tracking account at 1% over prime.

      As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the notional tracking account balance of $419.3 million was fixed and converted to a secured subordinated loan (the "Tracking Account Loan") resulting in a $419.3 million charge to income, recorded as a loss on project restructuring on the Partnership's consolidated statement of operations. The Tracking Account Loan is subordinate to the Securities and to certain payments due to Con Edison under the Amended EPA.

      The Tracking Account Loan bears interest at an annual rate of 7%, which is payable semi-annually, beginning December 1, 2001 from cash distributable to the partners under the Indenture pursuant to which the Securities were issued. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing June 1, 2015.

   GAS TRANSPORTATION AGREEMENTS

      The Partnership had previously entered into long-term gas transportation arrangements with seven pipeline companies in order to transport, on a firm basis, the natural gas purchased pursuant to the Partnership's then existing obligations under the gas supply agreement. In connection with the cancellation of the Partnership's fuel purchase obligations, Enron has assumed and agreed to perform all of the Partnership's future obligations for all but two of these gas transportation arrangements. The Partnership will continue to pay fixed demand charges under contracts with Niagara Mohawk and Empire State Pipeline.

   TOLLING ARRANGEMENTS

      The Partnership has entered into tolling arrangements for the Project with DPM and its affiliates which commenced on July 1, 2001 and run through 2014. Under the tolling arrangement (the "Tolling Agreement"), DPM will pay the Partnership a monthly tolling fee for the right: (i) to supply natural gas to the Project, (ii) to request the Partnership to run the Project as needed to convert such natural gas to electrical energy within certain efficiency parameters and (iii) to receive such electrical energy at an electrical transmission delivery point at the Project. Approximately sixty percent of the output of the Project is covered by the Tolling Agreement. DPM is responsible for payment of all natural gas commodity and transportation costs associated with the natural gas necessary to generate electric energy under the Tolling Agreement, except for demand charges due Niagara Mohawk and Empire State Pipeline, which remain the obligation of the Partnership. In addition to the monthly tolling fee, DPM will be required to pay the Partnership variable payments designed to reimburse the Partnership for its costs of operating and maintaining the Project. If the Project is not available, the Partnership will have the right to meet its contractual obligations under the Tolling Agreement by supplying electric energy from other sources. If the Project is not available and the Partnership does not supply replacement energy, the monthly tolling fee will be subject to an availability adjustment. However, the Project will not be responsible to DPM for any damages resulting from the Project's failure to deliver electric energy under the Tolling Agreement. DPM does not have a direct right to terminate the Tolling Agreement due to the unavailability of the Project.

      In addition, the Partnership has entered into a multi-agreement financial swap with DPM (collectively, the "Financial Swap Agreement") with respect to approximately 375 MW of the Project's energy which runs through 2014. To hedge its exposure under the Financial Swap Agreement, using natural gas supplied by Dynegy Canada Marketing and Trade ("DCMT"), the Partnership will generate electricity from forty percent of the Project and sell such electricity to the NYISO. DPM will pay the Partnership: (i) a monthly fixed payment under the financial swap and (ii) a payment designed to cover the Partnership's costs of generating electric energy (including amounts paid under the gas supply agreement with DCMT described below) from the Project's reserved capability. The Partnership will pay to DPM amounts equivalent to those received from the NYISO for the sales of energy associated with the reserved forty percent of the Project. In connection with the Financial Swap Agreement, affiliates of the General and Limited Partners will be obligated to provide a credit support reserve in the form of cash, letters of credit or corporate guarantees. The monthly fixed payments are subject to reduction if the Project is not available at a time DPM calls on the Financial Swap Agreement. However, the Partnership's exposure to damages under the Financial Swap Agreement (beyond the reductions in the monthly fixed payments) resulting from market energy prices if and when the Project is not available is limited over the life of the Financial Swap Agreement to the amount of the credit support reserve. If the credit support reserve is called upon, the Partnership is not obligated to replenish the reserve. The Financial Swap Agreement contains restrictions on the start and stop times and durations of the individual financial swaps designed to mirror the operational requirements of the Project. The Financial Swap Agreement will be in place through 2014.

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

      The Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis, as well as eliminating the variable market prices associated with the marketing of power into the NYISO.

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

SALE OF CAPACITY AND ELECTRICITY

      Prior to September 1, 2000, the majority of the capacity and electric energy generated by the Project was sold to Con Edison and Alcan with the remainder of the electric energy sold to Niagara Mohawk. Effective September 1, 2000, while the majority of the capacity of the Project continued to be sold to Con Edison, from September 1, 2000 through June 30, 2001 (after which the Tolling Arrangements became effective as described above), the majority of the electric energy generated by the Project was sold into the ISO Administered Markets with the remainder sold to Niagara Mohawk and Alcan.

   CON EDISON

      Pursuant to the Amended and Restated Energy Purchase Agreement dated as of September 1, 2000 between the Partnership and Con Edison ("the Amended EPA"), Con Edison is obligated to purchase 740 MW of the Project's capacity through October 31, 2014. The Partnership has the right to supply the capacity from sources other than the Project so long as such capacity satisfies applicable New York State installed capacity requirements. Effective September 1, 2000, Con Edison is no longer obligated to purchase from the Partnership and the Partnership is no longer obligated to sell to Con Edison any of the electric energy produced by the Project. From September 1, 2000 through June 30, 2001, all of the electric energy from the Project, except for the portion being sold to Alcan, was sold to Niagara Mohawk and into the ISO Administered Markets. Effective July 1, 2001, DPM pays the Partnership tolling fees for the right to supply natural gas to the Project to be converted into electric energy. The Amended EPA also eliminated any obligation that the Project remain a Qualifying Facility ("QF") under federal law.

      Effective September 1, 2000, the monthly capacity payment received by the Partnership is equal to the sum of: (i) $4,748,174 per month plus (ii) $5,500,000 per month escalating with inflation. The monthly capacity payment is reduced by an amount equal to 6.25% of the applicable LBMP per MWH in the ISO Administered Markets for energy delivered at the Pleasant Valley Bus for all hours of such month multiplied by the relevant monthly quantity of megawatt hours set forth on a schedule to the Amended EPA. The monthly capacity payments are also subject to adjustment in the event that the amount of installed capacity provided to Con Edison is less than 740 MW. The Partnership has also agreed to make certain payments (the "Subordinated Payments") to Con Edison during the term of the Amended EPA which are subordinated to the notes and bonds issued by Sithe Funding. Under the Amended EPA, the monthly capacity payment, the refund for curtailment, the payment for operation and maintenance and the discount on energy that were applicable prior to the execution of the Amended EPA are all incorporated directly into the monthly capacity payment as described above. The Partnership believes that the amount of the subordinated payments to Con Edison under the Amended EPA are more than offset by the elimination of costs related to the Project's obligation to remain a QF under federal law, the elimination of Con Edison's curtailment rights and the Project's increased operating flexibility.

      Prior to the execution of the Amended EPA, the contract term with Con Edison was for 40 years through October 31, 2034 and Con Edison was obligated to purchase 740 MW of the Project's capacity and all of the electrical energy to be derived therefrom up to a maximum in any hour produced by the Project at a temperature-adjusted summer dependable maximum net capacity ("Summer DMNC") level of 740 MW plus two percent. During the first five years of the operation of the Project (the "First Period"), Con Edison was obligated to pay for the first 6.6 billion kilowatt-hours ("KWH") of electricity delivered to Con Edison in any Annual Period at a price equal to the sum of: (i) 100% of Actual Con Edison Avoided Energy Costs and (ii) $0.026/KWH. For each KWH in excess of 6.6 billion KWH in any Annual Period, Con Edison was obligated to pay a price equal to 93.75% of Actual Con Edison Avoided Energy Costs. The payments for electricity during the remainder of the contract were equal to 93.75% of Actual Con Edison Avoided Energy Costs in years six through 20 of the contract term (the "Second Period"), which began on November 1, 1999 (which effective January 17, 2000 is determined by reference to the LBMP per MWH in the ISO Administered Markets at the Pleasant Valley Bus) and 88.75% of Actual Con Edison Avoided Energy Costs in years 21 through 40 of the contract term. In addition to payments for electricity delivered to Con Edison during the Second Period, Con Edison was obligated to make monthly capacity payments in an amount equal to the product of: (i) the Summer DMNC of the Dedicated Plant applicable to such month,
(ii) the Equivalent Availability Ratio applicable to such month and (iii) a fixed capacity charge equal to $6.7455/kilowatt ("KW"). During the Second Period, Con Edison was also obligated to make payments for operation and maintenance at a price equal to $0.01/KWH during calendar year 2000 escalating on the first day of each calendar year thereafter during the remainder of the Second Period with the index contained in the Con Edison EPA.

      On March 9, 1999, Sithe Energies (on behalf of the Partnership), Con Edison and the staff of the New York State Department of Public Service entered into a settlement agreement concerning the future method for determining Actual Con Edison Avoided Energy Costs, which was approved by the New York State Public Service Commission (the "PSC") on March 31, 1999 (the "Settlement"). Under the Settlement, the parties agreed, among other things, to transition to market-based energy buy-back rates within sixty days after the establishment and commencement of the ISO Administered Markets in New York State, on November 17, 1999. Under the Settlement, which took effect on January 17, 2000, the Actual Con Edison Avoided Energy Costs are based on the locational based marginal price in the ISO Administered markets for energy at the Pleasant Valley Bus.

   NIAGARA MOHAWK

      Under the Niagara Mohawk Power Purchase Agreement (the "NIMO PPA"), prior to June 28, 2001, Niagara Mohawk purchased all of the electricity delivered to Niagara Mohawk by the Project, up to a maximum of three million megawatthours ("MWH") of electricity in any calendar year (provided the Project did not deliver electricity at a rate in excess of 300 MW in any hourly period, or such greater amount as was accepted by Niagara Mohawk). The NIMO PPA has a term of 20 years from January 15, 1995, the date on which the Partnership commenced deliveries of commercial quantities of electricity to Niagara Mohawk on a continuous basis. Niagara Mohawk will purchase electricity at its "energy only" rate, which is determined by the real time price at the Independence Bus in the ISO Administered Market. Niagara Mohawk has no right of first refusal for any additional electricity or capacity to be sold by the Partnership. Effective June 28, 2001, the Partnership and Niagara Mohawk amended the NIMO PPA to eliminate any obligation that the Project remain a QF under federal law and to reduce the amount of electricity delivered to no more than 50 MW in any hourly period.

   ALCAN

      Alcan, a subsidiary of Alcan Aluminum Limited, owns and operates an aluminum production facility adjacent to the Project site. The Alcan facility engages in the production and recycling of aluminum alloys and rolled aluminum, which are used principally in the beverage container industry.

      Pursuant to the terms of the Alcan Energy Sales Contract, the Partnership has agreed for a period of 22 years from the commencement of commercial operation of the Project to sell to Alcan up to 44 MW of the Project's capacity and associated energy. In addition, the Partnership has agreed to supply and, subject to the terms and provisions of the Alcan Energy Sales Contract, Alcan has agreed to purchase thermal energy on a firm, non-interrupted basis in an amount equal to 1.618 trillion British Thermal Units ("Btus") per year of operation.


ELECTRICAL INTERCONNECTION AND TRANSMISSION

      Niagara Mohawk's transmission lines have been interconnected to the Projectt through the construction of the facilities necessary to effect the transfer of electricity produced at the Project into Niagara Mohawk's transmission system (the "Interconnection Facilities"). Pursuant to the Interconnection Agreement between the Partnership and Niagara Mohawk, the Partnership has agreed to reimburse Niagara Mohawk for all reasonable costs incurred by Niagara Mohawk in connection with operation and maintenance of the Interconnection Facilities. The Interconnection Agreement has a term of 20 years through November 14, 2014.

      Pursuant to the Transmission Services Agreement (the "TSA"), Niagara Mohawk has agreed to provide transmission services from the Project to the Pleasant Valley Bus, for a period of 20 years through November 14, 2014. The TSA specifies that Niagara Mohawk will be obligated to transmit up to 853 MW of electricity to the Pleasant Valley Bus. Since the commencement of the ISO Administered markets in November 1999 and up to September 1, 2000, the NYISO had charged the Partnership for transmission losses associated with the transmission of electricity through the Interconnection Facilities to the NYISO. This charge, which was recorded as a reduction of revenue in the Partnership's statement of operations through September 1, 2000, was calculated based on the NYISO's determination of the marginal loss component of the LBMP. Effective September 1, 2000 with the consummation of the Amended EPA, all the electric energy generated by the Project is sold at the Independence Bus and as a result, the Partnership no longer incurs a charge for transmission losses.

      As a result of the Amended EPA, the Partnership no longer transmits power under the TSA, and effective September 1, 2000, the Partnership converted its grandfathered physical transmission rights under the TSA to a financial Transmission Congestion Contract ("TCC") under the NYISO's open access transmission tariff. Under the TCC, the Partnership receives from, or pays to, the NYISO the product of: (i) the positive or negative difference, respectively, between the LBMP per MWH in the ISO Administered Markets at the Pleasant Valley Bus and the Independence Bus for each hour that is due to congestion, and (ii) 853 MW. The Partnership continues to pay Niagara Mohawk under the TSA, which must remain in place as part of the TCC.

      In a filing made with the Federal Energy Regulatory Commission (the "FERC") on August 3, 1999 by Niagara Mohawk and the other member systems of the New York Power Pool (the "NYPP"), the NYPP sought authority to amend the Partnership's Transmission Services Agreement. The unilateral amendments, among other things, included amendments which permit the NYISO to charge the Partnership for transmission losses. In orders issued on September 30, 1999 and January 14, 2000, the FERC permitted the amendments to become effective, subject to refund, and set the reasonableness of the amendments for an evidentiary hearing. The Partnership has protested the NYPP's amendments to the TSA and is currently challenging the lawfulness of the amendments, including the NYISO's charges for transmission losses, in the ongoing administrative hearing.

      Prior to commencement of the ISO Administered Markets, Niagara Mohawk was charging the Partnership for transmission losses and on March 29, 1995, the Partnership filed a complaint with the FERC alleging that Niagara Mohawk had overcharged the Partnership for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should have been calculated on an average basis. The Partnership had been recording its transmission expense at the disputed, higher rate. On February 23, 2001, the Partnership entered into a partial settlement agreement (the "PSA") with Niagara Mohawk whereby Niagara Mohawk paid the Partnership $2.3 million on March 2, 2001 representing partial settlement of claims for transmission loss overcharges during the period of July 2, 1999 to November 17, 1999. The terms of the PSA also stipulated that the Interconnection Agreement be amended to provide that the currently effective firm transmission rate will be fixed at $1.76 per KW -month for the period commencing on July 2, 1999 and ending December 31, 2004.

      On June 28, 2001, the Partnership entered into a settlement agreement (the "Settlement") with Niagara Mohawk which superceded the PSA. Under the terms of the Settlement, the $2.3 million paid by Niagara Mohawk to the Partnership under the PSA on March 2, 2001 now represents full settlement of all claims for transmission loss overcharges. The terms of the Settlement also stipulate that the TSA between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 per KW-month and the currently effective contract demand of 853 MW be fixed for the period commencing on July 2, 1999 and ending December 31, 2005. The $2.3 million was recognized as revenue in the first quarter of 2001.

      The Settlement also supercedes the PSA and fully settles another complaint filed with the FERC by the Partnership seeking reimbursement of approximately $63.0 million for overcharges by Niagara Mohawk for the construction and upgrade of the Interconnection Facilities for the purpose of connecting the Project to the Interconnection Facilities. Under the PSA, on March 2, 2001 Niagara Mohawk paid the Partnership $15.1 million to purchase the assets defined as the Interconnection Facilities under the PSA with a book value of $13.0 million, resulting in a $2.1 million gain which was included in interest and other income in the first quarter of 2001. The Settlement changed the purchase price and the definition of the assets included in the Interconnection Facilities, and on August 1, 2001 Niagara Mohawk paid an additional $13.0 million to the Partnership for the Interconnection Facilities. As a result, during the second quarter of 2001, the Partnership reversed $1.9 of the $2.1 million gain recognized in the first quarter resulting in a net $.2 million gain from the sale of the Interconnection Facilities for the year ended December 31, 2001, representing the difference between the $28.1 million proceeds received from Niagara Mohawk under the Settlement, and the net book value of the Interconnection Facility assets of $27.9 million. The Settlement, together with the related amendments to the TSA and the Interconnection Agreement, were submitted to the FERC for acceptance and approval on June 28, 2001. The FERC approved the Settlement for filing on October 11, 2001, subject to Niagara Mohawk filing a compliance filing clarifying the language in the Settlement relating to the ability of the FERC and third parties to seek modifications of the TSA or the Interconnection Agreement under the public interest standard of
Section 206 of the Federal Power Act. Niagara Mohawk and the Partnership jointly filed the clarifications to the Settlement that FERC requested on November 9, 2001. On March 27, 2002, the FERC approved the compliance filing.

GAS SUPPLY AGREEMENT

      As discussed above under Project Restructuring - Gas Supply Agreement Amendment, on June 29, 2001, the Partnership amended its long-term gas supply agreement with Enron (the "Gas Supply Agreement").

      Prior to June 29, 2001, natural gas for the Project was supplied by Enron pursuant to the Gas Supply Agreement. The Gas Supply Agreement provided that, for a period of 20 years following the Date of Commercial Operation, Enron was obligated to deliver to the Partnership up to a maximum of 192,291 MMBtus of natural gas per day, which represented the Project's daily fuel requirement when operating at design conditions. The Partnership was obligated to purchase a sufficient amount of natural gas each month so that its daily average for the month was at least 159,600 MMBtus and the Partnership was obligated to purchase a sufficient amount of natural gas each year so that its daily average for the year was at least 173,061 MMBtus of natural gas. During the First Period, which ended on December 31, 2000, the price paid by the Partnership for 116,000 MMBtus of natural gas per day (the "Tier I" gas) was fixed on an increasing-rate basis as specified in the Gas Supply Agreement. During the remainder of the term of the Gas Supply Agreement, the price of Tier I gas fluctuated based on Actual Con Edison Avoided Energy Costs (which, effective January 17, 2000 was determined by reference to the LBMP per MWH in the ISO Administered Markets for energy at the Pleasant Valley Bus) as well as the price paid by Con Edison to the Project for capacity. The remaining 76,291 MMBtus of gas per day were priced in relation to Niagara Mohawk's "energy only" electric rate which was determined by the real time price at the Independence Bus in the ISO Administered Market.

      Enron maintained a notional tracking account to monitor the differences between the contract price and spot gas prices, except that there was no such tracking with respect to the Tier I gas during the first five years of the Gas Supply Agreement, which ended on December 31, 2000. The notional tracking account was increased if the then current spot gas price was greater than the contract price and was decreased if the then current spot gas price was lower than the contract price. Interest accrued on the notional tracking account at 1% over prime. Enron had been given a security interest in the plant, which was subordinated to payments for the Securities and certain letter of credit reimbursement obligations, to secure any notional tracking account balance. If at any time the notional tracking account balance exceeded 50% of the plant's then fair market value, the Partnership would have been required to reduce the notional tracking account balance by paying to Enron the lesser of: (a) the amount necessary to reduce the notional tracking account balance to 50% of the plant's fair market value or (b) (i) during years 6 through 15 of the Gas Supply Agreement, all incremental revenues as defined in the Gas Supply Agreement and
(ii) thereafter 50% of qualifying cash flows as defined in the Gas Supply Agreement plus all incremental revenues. If a positive balance existed in the notional tracking account at the end of the contract term, the Partnership would have been required to either pay the balance in the notional tracking account or to convey to Enron an equity ownership in the Project based on the ratio of the notional tracking account balance to the plant's fair market value at such time.

      As a result of the amendment to the Gas Supply Agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the notional tracking account balance of $419.3 million was fixed and converted to the Tracking Account Loan resulting in a $419.3 million charge to income, recorded as a loss on project restructuring on the Partnership's consolidated statement of operations. The Tracking
Account Loan is subordinate to the Securities and to certain payments due to Con Edison under the Amended EPA.

      The Tracking Account Loan bears interest at an annual rate of 7%, which is payable semi-annually, beginning December 1, 2001 from cash distributable to the partners under the Indenture. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing June 1, 2015.

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

COMPETITION

      Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors as well as other organizations similar to Sithe Energies, have entered the cogeneration and the unregulated wholesale generation markets. In addition, a number of states, including New York, have moved toward deregulating the electric power markets with the creation of regional market power pools. The NYISO commenced operation in November 1999. It is not possible to predict what, if any, impact that the deregulated energy market will have on the Partnership's future financial position and results of operations.

BUSINESS

GENERAL

      The Partnership's sole business is the ownership of the Project. The Partnership has long-term contracts with DPM which has the right to deliver natural gas to the Partnership to be converted into electric energy, with Con Edison to sell capacity, with Alcan and Niagara Mohawk to sell electric energy and with Alcan to sell thermal energy. The Project is located on an approximately 293-acre site, located in the Town of Scriba, County of Oswego, New York, approximately two miles northeast of Oswego, New York. The site is bounded on the north by Lake Ontario. Alcan owns and operates a facility adjacent to the site for the production of rolled aluminum stock which is used principally in the production of beverage containers.

      The Project consists of the following equipment, systems and facilities:

      - Four General Electric Model MS7001FA combustion gas turbine generators, each able to produce approximately 160 MW of electricity under design point conditions;

      - Four Henry Vogt Machine Company HRSGs which create thermal energy using heat from the turbine exhaust;

      - Two General Electric steam turbines which are able to produce an additional 208 MW each of electricity under design point conditions from the thermal energy generated by the HRSGs;

      -  Air quality control systems; and

      - Various associated equipment and improvements, including a demineralization system to produce high purity water for use in creating steam, wastewater collection and treatment facilities and two 345kV transmission circuits.

      The Project was designed to have an average net electrical output available to customers of approximately 1,000 MW and an average steam flow of up to 235,000 lbs./hr. The performance of the Project is dependent on ambient conditions, which affect the combustion turbine efficiency and capacity. Ambient conditions also affect the steam turbine cycle efficiency by affecting the operation of the cooling tower and the circulating water temperature, and therefore the condenser pressure.

EMPLOYEES

      The Partnership has no employees. The Operator provides operations and maintenance services and certain management and administrative support for the Project.

      As of December 31, 2001, the Operator employed 45 individuals in connection with the Project.

LEGAL PROCEEDINGS

      Other than the pending proceedings before the FERC and the United States Court of Appeals for the District of Columbia Circuit relating to the lawfulness of the NYPP's changes to the transmission losses under the TSA, neither Sithe Funding or the Partnership is a party to any legal proceedings.

REGULATION

ENERGY REGULATION

      PURPA. PURPA and the regulations promulgated thereunder provide an electric generating project with rate and regulatory incentives if the project is a Qualifying Facility. A cogeneration facility is a Qualifying Facility if it: (i) sequentially produces both electricity and a certain quantity of useful thermal energy which is used for industrial, commercial, heating or cooling purposes, (ii) meets certain energy efficiency standards when oil or natural gas is used as a fuel source and (iii) is not more than 50% owned by an electric utility, electric utility holding company or an entity or person owned by either of the above.

      Under PURPA and the regulations promulgated thereunder, Qualifying Facilities receive two primary benefits. First, PURPA and the regulations promulgated thereunder exempt Qualifying Facilities from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and certain state laws relating to securities, rate and financial regulation. Second, the FERC's regulations promulgated under PURPA require that:
(i) electric utilities purchase electricity generated by Qualifying Facilities, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full "avoided costs," and (ii) the utilities sell supplementary, back-up, maintenance and interruptible power to the Qualifying Facility on a just and reasonable and non-discriminatory basis. PURPA and the regulations promulgated thereunder define "avoided costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source". Utilities may also purchase power at prices other than "avoided costs" pursuant to negotiations with potential suppliers as provided by the FERC regulations.

      The Project currently meets all of the criteria for a Qualifying Facility under PURPA and the regulations promulgated thereunder. If at any time the Project were to fail to meet such criteria, the Partnership may become subject to regulation as a public utility company under PUHCA, the FPA and state utility laws.

      PUHCA. PUHCA provides that any corporation, partnership or other entity or organized group which owns, controls or holds power to vote 10% of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "Commission") and PUHCA regulation, unless eligible for an exemption or unless a Commission order declaring it not to be a holding company is granted. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company, which is a subsidiary of a registered holding company under PUHCA, is subject to financial and organizational regulation, including approval by the Commission of its financing transactions.

      The Energy Policy Act of 1992 (the "Policy Act") contains amendments to PUHCA that may allow the Partnership to operate its business without becoming subject to PUHCA in the event the Project loses its status as a Qualifying Facility. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. In order to qualify for such an exemption, a company must apply to the FERC for a determination of eligibility, pursuant to implementing rules that the FERC will promulgate. Although the Policy Act and its implementing rules may exempt the Partnership from PUHCA in the event that Qualifying Facility status is lost, the Policy Act may also encourage greater competition in wholesale electricity markets, which could result in a decline in long-term rates to be paid by electric utilities such as Con Edison and Niagara Mohawk.

      FPA. Under the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined through competitive bidding or negotiation. If the Project were to lose its Qualifying Facility status, the rates set forth in the NIMO PPA would have to be filed with the FERC and would be subject to review by the FERC under the FPA.

      STATE REGULATION. The Project, by virtue of being a Qualifying Facility, is exempt from New York State rate, financial and organizational regulations which are applicable to a public utility. The PSC's general supervisory powers relating to environmental and safety matters apply to Qualifying Facilities.

      WHEELING AND INTERCONNECTION. Under Section 201 of the FPA, the FERC regulates the rates, terms and conditions for the transmission of electric energy in interstate commerce. This has been interpreted to mean that the FERC has jurisdiction when the transmission system is interconnected and capable of transmitting energy across a state boundary, even if the utility has no direct connection with another utility outside its state but is interconnected with another utility which in turn has interstate connections with other utilities. Accordingly, the rates to be paid by the Partnership to Niagara Mohawk under the Transmission Services Agreement are subject to the jurisdiction of the FERC under the FPA. Niagara Mohawk has obtained approval by the FERC of the Transmission Services Agreement under the FPA, but has reserved the right to apply for future changes in rates under the FPA. The Interconnection Agreement, which is subject to review under Sections 205 and 206 of the FPA, was accepted by the FERC in the fall of 1993. The Amendments to the TSA and the Interconnection Agreement as part of the Settlement with Niagara Mohawk were approved by the FERC on October 11, 2001, subject to the filing of a compliance filing which was filed on November 9, 2001. Final acceptance of the compliance filing is still pending before the FERC.

      The FERC's authority under the FPA to require electric utilities to provide transmission service to Qualifying Facilities and other wholesale electricity producers has been significantly expanded by the Policy Act. Pursuant to the Policy Act, the Partnership may apply to the FERC for an order requiring a utility to provide transmission services. The FERC may issue such an order provided that the reliability of the affected electric systems would not be unreasonably impaired. The Policy Act may enhance the Partnership's ability to obtain transmission access necessary to sell electric energy or capacity to purchasers other than Con Edison, the ISO Administered Markets or Niagara Mohawk. However, there is no assurance that the rates for such transmission service would be economical for the Partnership. The Policy Act may also result in greater competition among wholesale electric energy producers.

IDA AGREEMENTS

      The Partnership has leased the Project site to the County of Oswego Industrial Development Agency (the "IDA") pursuant to a ground lease between the Partnership and the IDA (the "IDA Lease"). The IDA has leased the site back to the Partnership pursuant to a sublease agreement between the Partnership and the IDA (the "IDA Sublease"). The IDA's participation in the Project exempts the Project from certain mortgage recording taxes, certain state and local real property taxes and certain sales and use taxes within New York State. The Partnership has also entered into an agreement whereby the Partnership will be required to make payments in lieu of property taxes during the term of the IDA Lease and IDA Sublease.

      The IDA is a corporate governmental agency, constituting a public benefit corporation of the State of New York. It is authorized to promote, attract, encourage and develop economically sound commerce and industry for the purpose of preventing unemployment and economic deterioration. The IDA is authorized to lease real property interests and industrial and commercial facilities and may exercise appropriate financing powers, including the granting of mortgages and indentures of mortgage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 2001.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below for, and at the end of, each of the years in the five-year period ended December 31, 2001 are derived from the Partnership's audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 on page 19.

                                                                     YEARS ENDED DECEMBER  31,
                                            -------------------------------------------------------------------------
                                            2001              2000             1999             1998             1997
                                            ----              ----             ----             ----             ----
                                                                           (in thousands)
STATEMENT OF OPERATIONS DATA
Revenue                                    $414,843         $440,735          $382,084         $313,739         $355,432
Operating income  (loss) (a)               (253,669)         156,936            72,049           53,165           94,672
Non-operating income and (expense):
     Interest expense (a)                   (71,413)         (58,016)          (60,044)         (61,943)         (62,369)
     Interest and other income, net           5,230            6,195             5,498            6,746            7,026
Income (loss) before cumulative
     effect of change in accounting
     for major overhaul costs (a)          (319,852)         105,115            17,503           (2,032)          39,329
Cumulative effect of change in account-
     ing for major overhaul costs                --               --             3,775               --               --
Net income (loss) (a)                      (319,852)         105,115            21,278           (2,032)          39,329

                                                                            DECEMBER 31,
                                            -------------------------------------------------------------------------
                                            2001              2000             1999             1998             1997
                                            ----              ----             ----             ----             ----
                                                                           (in thousands)
BALANCE SHEET DATA
Property, plant and equipment, net         $621,026         $665,774          $685,762         $702,021         $713,274
Total assets (b)                            949,385          824,259           813,469          811,120          838,047
Long-term debt (a)                          978,730          590,207           622,638          641,934          669,345
Partners' capital (deficiency)             (250,903)         163,494           139,810          118,532          120,564

(a) Operating results for the year ended December 31, 2001 include a loss on project restructuring of $428.7 million resulting from the June 29, 2001 amendment to the Partnership's long-term gas supply agreement with Enron. This amendment fixed and converted the $419.3 million outstanding notional tracking account balance to a secured subordinated loan resulting in a $419.3 million charge to income. Long-term debt at December 31, 2001 also includes the $419.3 million Tracking Account Loan balance. Interest expense on this loan for the period ended December 31, 2001 was $15.0 million. Approximately $9.4 million relating to the write-off of prepaid equalization fees is also included in the loss on project restructuring.

(b) Total assets at December 31, 2001 include transmission congestion contract and financial swap derivative assets of $149.3 million and $66.6 million, respectively, recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS"), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Partnership on January 1, 2001.

      The following table sets forth quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                      QUARTER ENDING
                                                    -------------------------------------------------
                                                    MARCH 31      JUNE 30    SEPTEMBER 30 DECEMBER 31
                                                    --------      -------    ------------ -----------
                                                                      (IN THOUSANDS)
2001:
   Revenue (1)                                      $ 124,976    $ 104,175    $  46,204    $ 139,488
   Operating income (loss) (2)                         43,805     (398,351)       3,154       97,723
   Non-operating income and (expense):
    Interest expense (3)                              (14,203)     (14,484)     (21,425)     (21,301)
    Interest and other income (expense), net            3,895         (491)       1,254          572
   Net income (loss) (2)                            $  33,497    $(413,326)   $ (17,017)   $  76,994

2000:
   Revenue                                          $  97,106    $  96,080    $ 121,816    $ 125,733
   Operating income                                    31,956       27,674       48,742       48,564
   Non-operating income and (expense):
    Interest expense                                  (14,391)     (14,803)     (14,323)     (14,499)
    Interest and other income, net                        423        1,921        1,639        2,212
Net income                                          $  17,988    $  14,792    $  36,058    $  36,277

(1) Total revenue and operating results for the quarter ended September 30, 2001 include a reduction of revenue of $26.4 million and total revenue and operating results for the quarter ended December 31, 2001 include an increase in revenue of $74.5 million representing changes in the estimated fair values of the TCC and Financial Swap Agreement derivative instruments for those periods in accordance with SFAS No. 133.

(2) Operating results for the quarter ended June 30, 2001 include a loss on project restructuring of $428.7 million resulting from the June 29, 2001 amendment to the Partnership's long-term gas supply agreement with Enron. This amendment fixed and converted the $419.3 million outstanding notional tracking account balance to a secured subordinated loan resulting in a $419.3 million charge to income. In addition, approximately $9.4 million relating to the write-off of prepaid equalization fees is also included in the loss on project restructuring.

(3) Interest expense for the quarters ended September 30, 2001 and December 31, 2001 include interest on the Tracking Account Loan of $7.4 million in each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2001, 2000 AND 1999

      As more fully discussed in Note 4 of the Notes to the Consolidated Financial Statements, on June 29, 2001, the Partnership entered into a series of transactions whereby it: (i) amended its long-term gas supply agreement with Enron, (ii) transferred its obligations under five of its seven gas transportation arrangements to Enron, which has agreed to assume such obligations, and (iii) entered into a tolling arrangement with DPM that commenced on July 1, 2001 and runs through 2014. In separate agreement on June 29, 2001, a wholly-owned subsidiary of Sithe Energies sold a 40% limited partnership interest in the Partnership to Oswego Cogen, an indirect wholly-owned subsidiary of Enron Corp.

      Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at their fair value. When specific hedge accounting criteria are not met, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings. If a derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that an entity formally document, designate and perform ongoing assessments of the effectiveness of transactions that receive hedge accounting. The impact of the Partnership's adoption of SFAS No. 133 as of January 1, 2001 was not material. As of December 31, 2001, the Partnership had three derivative instruments, the Financial Swap Agreement and the Gas Supply Agreement, which are part of the Tolling Arrangements with DPM, and the TCC.

      Revenue for 2001 decreased from 2000 by $25.9 million (6%). Of this net decrease, $77.8 million is attributable to the fact that the Partnership operated the Project under the Tolling Arrangements with DPM in the second half of 2001 compared to the corresponding period of last year when the majority of the Project's output was sold to Con Edison, Niagara Mohawk and the NYISO with energy rates based on LBMP's as determined by the NYISO. This decrease was offset, in part, by $9.8 million of higher TCC revenue during 2001 as the TCC was in effect for all of 2001 and only four months in 2000, a $47.7 million net increase related to the changes in the estimated fair value of the TCC ($18.9 million decrease) and Financial Swap Agreement ($66.6 million increase) and $2.3 million increase relating to the Settlement with Niagara Mohawk discussed below. These factors also resulted in a $22.7 million decrease in accounts receivable at December 31, 2001 from December 31, 2000.

      On June 28, 2001, the Partnership entered into the Settlement with Niagara Mohawk (as discussed below), which superceded the previous PSA dated February 23, 2001. Under the terms of the Settlement, $2.3 million paid by Niagara Mohawk to the Partnership under the PSA on March 2, 2001 represents full settlement of all claims for transmission loss overcharges. The terms of the Settlement also stipulate that the TSA between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 per KW-month and the currently effective contract demand of 853 MW be fixed for the period commencing on July 2, 1999 and ending December 31, 2005.

      Cost of Sales for 2001, exclusive of the loss on project restructuring, decreased from 2000 by $43.9 million (15%). The commencement of the Tolling Agreement with DPM and the project restructuring transaction (discussed above) resulted in an amendment to the gas supply agreement with Enron which eliminated the Partnership's obligation to purchase natural gas from Enron and transferred to Enron its obligations under five of the Partnership's seven fuel transportation agreements. The effect of the project restructuring and the commencement of the Tolling Arrangements with DPM resulted in lower fuel expense in the last half of 2001, which was offset by higher fuel expense in the first half of 2001, resulting from higher net generation and higher fuel prices due to a scheduled price increase under the former gas supply agreement with Enron. Operations and maintenance expenses for 2001 were approximately $3.8 million higher than in the corresponding period of last year due primarily to higher expenses for utilities ($1.6 million), insurance and property taxes ($1.1 million) and maintenance and other expenses ($1.1 million) due primarily to scheduled equipment maintenance and a contractual price increase under the Partnership's long-term equipment maintenance contract. The commencement of the Tolling Arrangements with DPM resulted in a decrease in trade payables due to lower accruals for fuel at December 31, 2001 from December 31, 2000.

      As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the notional tracking account balance of $419.3 million was fixed and converted to a secured subordinated loan resulting in a $419.3 million charge to income, recorded as a loss on project restructuring. The Tracking Account Loan is subordinate to the Securities and to certain payments due to Con Edison under the Amended EPA.

      The Partnership recorded an additional $9.4 million charge to income reported as a loss on project restructuring for the write-off of prepaid equalization fees that were included in other assets. The $9.4 million balance of prepaid equalization fees represented the difference between the six annual $3.0 million equalization payments made to Niagara Mohawk between December 31, 1995 and December 31, 2000 and the amortization of such fees over the 22 year term of the Alcan Energy Sales Contract. The Partnership is no longer obligated to make the four remaining annual equalization fee payments to Niagara Mohawk.

      Interest and other income, net for 2001 consists of $4.7 million of interest income, $.3 million of unrealized gains on the Partnership's restricted investments and a $.2 million of gain on sale of the Interconnection Facilities to Niagara Mohawk in accordance with the terms of the Settlement.

      The Settlement also supercedes the PSA and fully settles another complaint filed with the FERC by the Partnership seeking reimbursement of approximately $63.0 million for overcharges by Niagara Mohawk for the construction and upgrade of the Interconnection Facilities for the purpose of connecting the Project to the Interconnection Facilities. Under the PSA, on March 2, 2001 Niagara Mohawk paid the Partnership $15.1 million to purchase the assets defined as the Interconnection Facilities under the PSA with a book value of $13.0 million, resulting in a $2.1 million gain which was included in interest and other income in the first quarter of 2001. The Settlement changed the purchase price and the definition of the assets included in the Interconnection Facilities, and on August 1, 2001 Niagara Mohawk paid an additional $13.0 million to the Partnership for the Interconnection Facilities. As a result, during the second quarter of 2001, the Partnership reversed $1.9 of the $2.1 million gain recognized in the first quarter resulting in a net $.2 million gain from the sale of the Interconnection Facilities for the year ended December 31, 2001, representing the difference between the $28.1 million proceeds received from Niagara Mohawk under the Settlement, and the net book value of the Interconnection Facility assets of $27.9 million.

      Interest expense for 2001 increased from 2000 by $13.4 million (23%) due to the recognition of approximately $15.0 million of interest expense on the $419.3 million subordinated Enron Tracking Account Loan, offset by $1.6 million of lower interest expense due to lower outstanding principal amount of the Securities.

      Revenue for 2000 increased from 1999 by $58.7 million (15%) due primarily to higher energy rates received during 2000 ($47.9 million) and the sales of installed capacity and ancillary services ($5.8 million) to the NYISO. Effective January 17, 2000, the majority of the Project's electric energy began to be based on LBMP as determined by the NYISO which resulted in a 12.4% increase in average rates received for sales of energy during 2000.

      Cost of sales for 2000 decreased from 1999 by $26.2 million (8%) due largely to a decrease in fuel expense resulting from a scheduled contractual change effective January 1, 2000 in the Partnership's long-term gas supply agreement. Under the change, the method of pricing fuel associated with energy deliveries to Con Edison and the ISO Administered Markets switched from fixed prices to lower variable prices based on the prices paid by Con Edison and the ISO Administered Markets to the Partnership for capacity and electric energy.

      Revenue for 1999 increased from 1998 by $68.3 million (22%) due to higher net generation ($61.2 million) and higher energy rates ($7.1 million). Unusually warm winter weather experienced in the region of the project during 1998 (the average temperature for the year was 3.96(degree)F, or 7.7%, above the historical average and the warmest in the last 103 years) required the Project to curtail 1998 electricity generation to ensure that the Project's ratio of thermal energy deliveries to total energy deliveries was at the level required to maintain the Project's QF status. No such weather-related curtailments occurred during 1999.

      Cost of sales for 1999 increased from 1998 by $49.5 million (19%) due largely to higher fuel costs ($41.1 million) as well as a contractual price increase under the Partnership's long-term equipment maintenance contract. The higher fuel cost is attributable to a contractual price increase under the Partnership's long-term gas supply contract and higher fuel consumption as a result of higher net electricity generation during 1999.

      Consistent with positions expressed by the Securities and Exchange Commission (the "SEC") in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs in 1999, the Partnership reversed to income approximately $3.8 million, reported as a cumulative effect of a change in accounting on the consolidated statement of operations, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999.

      Interest expense for 2000 and 1999 decreased by $2.0 million (3%) and $1.9 million (3%) from 1999 and 1998, respectively, as the result of lower outstanding amounts of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

      Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of the Securities and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 2001, letters of credit aggregating $47.2 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 2001, the Partnership had restricted funds and investments aggregating $65.7 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.3 million, respectively. In addition, these restricted funds included $15.2 million that was utilized for January 2002 operating expenses, $8.9 million reserved for the June 2002 debt service payment and the balance available for transfer to the Partnership distribution account. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien. The $419.3 million Tracking Account Loan bears interest at 7%, which is payable semi-annually, beginning December 1, 2001 from cash distributable to the partners in accordance with the terms of the Securities. In November and December 2001, the Partnership made interest payments to Enron on the Tracking Account Loan of $9.2 million and $3.3 million, respectively, from cash distributable to the Partners. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing on June 1, 2015.

      The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels, the required debt service coverage ratio is met and the Partnership's obligation to pay the Subordinated Payments to Con Edison under the Amended EPA, which amount to $5.0 million in 2002 and 2003 and $2.3 million through October 31, 2014, are satisfied. During 2001 and 2000, all conditions for making a distribution were met and as a result, the Partnership made distributions to its Partners in the amounts of $102.8 million and $83.0 million, respectively.

      The Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.

CRITICAL ACCOUNTING POLICIES

      In December 2001, the SEC encouraged all registrants to disclose their most critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgment by management and potentially produce materially different results under different assumptions and conditions. The Partnership believes that its critical accounting policies are limited to accounting for the TCC and Financial Swap Agreement derivative instruments.

      The Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the variable market prices associated with the marketing of power into the NYISO. However, under SFAS No. 133, as amended and interpreted, the Partnership must account for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges, using mark to market accounting, with changes in fair value of these derivatives recognized in the consolidated statement of operations.

      The Partnership uses financial models and pricing assumptions to estimate the fair values of the TCC and the Financial Swap Agreement derivatives, whose terms extend beyond the periods for which any quoted market prices are available. Although the Partnership believes that the financial models and pricing assumptions used are reasonable, changes in valuation techniques, pricing assumptions and the availability of actively quoted market prices will result in changes to the reported estimated fair values of these derivatives, which could be significant.

      Although changes in the estimated fair values of the Financial Swap Agreement and TCC will affect reported earnings, such changes will not affect the Partnership's cash flows from operating activities, which are largely dependent on payments from DPM under the Tolling Agreement and the Financial Swap Agreement and on payments from Con Edison under the Amended EPA.

      The following tables summarize changes in the estimated fair value of the Partnership's derivative contracts for the year ended December 31, 2001 and maturities of derivative contracts as of December 31, 2001 (in millions):

      Fair value of contracts outstanding at December 31, 2000          $    -

      Contracts realized or otherwise settled during the year             18.2

      Fair value of new contracts when entered into during the year          -

      Changes in fair value  attributable  to changes in  valuation
      techniques  and other assumptions                                      -

      Other changes in fair value                                         29.5
                                                                        ------

      Fair value of contracts outstanding at December 31, 2001          $ 47.7
                                                                        ======

                              Fair Value of Contracts at December 31, 2001
                              --------------------------------------------
                                             Maturities of:
------------------------------------------------------------------------------------------------
                                         More than       More than
                                        one year but     three years
   Source of              One Year       less than      but less than    More than    Total Fair
   Fair Value              Or Less       three years     five years      five years    Value
   ----------             --------      ------------    -------------    ----------   ----------
Prices provided by
other exter-
nal sources,
models and other
valuation
methods                   $  .5           $  8.8         $  10.6          $  27.8       $  47.7
                          =====           =======        =======          =======       =======

FORWARD-LOOKING STATEMENTS

      Certain statements included in this Annual Report on Form 10-K are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The words "anticipate", "believe", "expect", "estimated" and similar expressions generally identify forward-looking statements. While the Partnership believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Partnership, are inherently subject to significant business, economic and competitive uncertainties and contingencies, the price of natural gas, performance by the Partnership's counterparties and the demand for and price of electricity. These uncertainties and contingencies could cause the Partnership's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Partnership.

ITEM 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership uses the sensitivity analysis methodology to disclose the quantitative information for interest rate and commodity price risks. The sensitivity analysis estimates the potential loss of fair value from market risk sensitive instruments due to a 10% unfavorable change in interest rates and commodity prices.

   INTEREST RATE RISK

      The Partnership has investments in financial instruments subject to interest rate risk consisting of $45.7 million of restricted cash and cash equivalents and $20.0 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.4 million.

      The Partnership's outstanding long-term debt at December 31, 2001 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

   COMMODITY PRICE RISK

      The Partnership is subject to commodity price risk on the fair value of the TCC from changes in the differential between the LBMP at the Pleasant Valley Bus and the Independence Bus due to congestion. The Partnership estimates that a 10% decrease in this differential would decrease the estimated fair value of the TCC assets by approximately $1.7 million.

      The Partnership is also subject to commodity price risk on the fair value of the Financial Swap Agreement from changes in the spread between prices of natural gas and electricity. The Partnership estimates that a 10% increase in this price spread would decrease the estimated fair value of the Financial Swap Agreement assets by approximately $8.5 million.

      The Partnership uses financial models and pricing assumptions to estimate the fair values of the TCC and the Financial Swap Agreement derivatives, whose terms extend beyond the periods for which any quoted market prices are available. Although the Partnership believes that the financial models and pricing assumptions used are reasonable, changes in valuation techniques, pricing assumptions and the availability of actively quoted market prices will result in changes to the reported estimated fair values of these derivatives, which could be significant.

      Fluctuations in the underlying assumptions used to determine the estimated fair value of the TCC including quoted market prices and forward curve data caused the estimated fair value of the TCC to fluctuate significantly from June 30, 2001 when recent interpretations and deliberations of the Financial Accounting Standards Board's Derivatives Implementation Group caused the Partnership to reevaluate the TCC and conclude that it is a derivative. These fluctuations are summarized in the following table:

                                                                           2001 QUARTER ENDING
                                                          ----------------------------------------------------------
                                                          MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                          --------        -------       ------------     -----------
                                                                              (IN MILLIONS)
ASSETS:
  Current portion of TCC derivative asset                 $    --         $ 19.5         $ 10.1           $  9.5
  Long-term portion of TCC derivative asset                    --          148.6          154.1            139.8
                                                            -----          -----          -----            -----
   Total Assets                                                --          168.1          164.2            149.3
                                                          =======         ======         ======           ======
LIABILITIES:
  Current portion of TCC derivative obligation                 --           17.6           19.3             19.3
  Long-term portion of TCC derivative obligation               --          148.1          155.6            148.8
                                                            -----          -----          -----            -----
   Total Liabilities:                                          --          165.7          174.9            168.1
                                                          =======         ======         ======           ======
NET INCOME (LOSS):
  Revenue                                                 $    --         $  2.4         $(13.1)          $ (8.2)
                                                          =======         ======         ======          =======

      Fluctuations in the underlying assumptions used to determine the estimated fair value of the Financial Swap Agreement derivative instrument, including quoted market prices and forward curve data, caused the estimated fair value of the Financial Swap Agreement to fluctuate significantly from its inception on July 1, 2001. These fluctuations are summarized in the following table (in millions):

                                                                           2001 QUARTER ENDING
                                                          ----------------------------------------------------------
                                                          MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                          --------        -------       ------------     -----------
                                                                              (IN MILLIONS)
ASSETS:
  Current portion of financial swap derivative asset        $    -         $    -           $   .5         $  6.9
  Long-term  financial swap derivative asset                     -              -                -           59.7
                                                            ------         ------           ------         ------
   Total Asset                                                   -              -                -           66.6
                                                            ======         ======           ======         ======
LIABILITIES:
  Long-term financial swap derivative obligation                 -              -             13.8              -
                                                            ======         ======           ======         ======
NET INCOME (LOSS):
  Revenue                                                   $    -         $    -           $(13.3)        $ 79.9
                                                            ======         ======           ======         ======

      Although changes in the estimated fair values of the TCC and Financial Swap Agreement will affect reported earnings, such changes will not affect the Partnership's cash flows from operating activities, which are largely dependent on payments from DPM under the Tolling Agreement and the Financial Swap Agreement and on payments from Con Edison under the Amended EPA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        INDEX TO FINANCIAL STATEMENTS
           The index to financial statements appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      All management functions of the Partnership are the responsibility of the General Partner.

      The following table sets forth certain information with respect to directors and executive officers of Sithe Funding and the General Partner. Each director of Sithe Funding and the Partnership serves until the annual meeting of Shareholders of each such entity or until their successor is chosen. The officers of each of Sithe Funding and the General Partner serve until replaced by the applicable board of directors.

       NAME                            AGE     POSITION
       William Kriegel                 56      Chairman of the Board, Chief
                                                Executive Officer, President and
                                                Director
       Barry F. Sullivan               71      Vice Chairman and Director
       Thomas M. Boehlert              42      Senior Vice President and Chief
                                                Financial Officer
       Martin B. Rosenberg             41      Senior Vice President
       William C. Hughes               61      Vice President (of the General
                                                Partner Only)
       Sandra J. Manilla               50      Vice President and Treasurer
       Hyun Park                       40      Secretary

      William Kriegel founded Sithe Energies in 1984 and has been Chairman of the Board, President and Chief Executive Officer of Sithe Energies since that time. Mr. Kriegel also serves in such capacities for Sithe Energies, U.S.A., Inc., Mitex, Inc. and the Operator. Mr. Kriegel is also the founder and Chairman of K Road Management, LLC, which manages venture capital funds focusing on the energy/utilities sector. Sithe Energies owns a 33% interest in K Road Ventures, L.P., the first fund formed by K Road Management, LLC. Mr. Kriegel is also a co-founder of the National Independent Energy Producers (the "NIEP"), a Washington, D.C. based entity established to represent the independent power producing industry and has chaired the NIEP's Clean Air Task Force. Prior to coming to the United States in 1984, Mr. Kriegel co-founded an unaffiliated French energy company that within three years of its formation in 1980 became France's largest privately-owned company engaged in the development of small hydroelectric projects. In 1978, he co-founded S.I.I.F., S.A., an unaffiliated company specializing in the purchase and rehabilitation of residential buildings and historical properties in France.

      Barry Sullivan joined Sithe Energies as Vice Chairman in November 1995. Mr. Sullivan was elected a director of Sithe Funding and the General Partner on April 18, 2001. Mr. Sullivan also serves in such capacities for Sithe Energies, U.S.A., Inc., Mitex, Inc. and the Operator. Mr. Sullivan worked with Chase Manhattan Bank from 1957-1979, ultimately retiring as an Executive Vice President and member of the Management Committee. From 1980 to 1991, he served as Chairman of the Board and Chief Executive Officer of First Chicago Corporation. In 1992, Mr. Sullivan joined the public sector as Deputy Mayor for Finance and Economic Development of the City of New York. Mr. Sullivan then moved on to becoming President and CEO of the New York City Partnership, the New York Chamber of Commerce and then Chief Operating Officer of New York City's Board of Education.

      Thomas M. Boehlert has been Chief Financial Officer and Senior Vice President of Sithe Energies since June 2000. Mr. Boehlert also serves in such capacities for Sithe Energies, U.S.A., Inc., Mitex, Inc. and the Operator. From 1986 to 1999, Mr. Boehlert was employed by Credit Suisse First Boston ("CSFB") and served in several capacities, including Director of Investment Banking (1997 to 1999) responsible for independent power banking and project finance, Head of Project Finance for Europe, Africa and Middle East (1993 - 1997) responsible for establishing CSFB's London-based project finance business and Associate (1986 -
1993) where he was an original member of the project finance department responsible for building the project finance business for independent power producers. Prior to CSFB, Mr. Boehlert was an auditor with KPMG.

      Martin B. Rosenberg joined Sithe Energies in October 1993 and presently serves as Senior Vice President of Development. Mr. Rosenberg was elected Senior Vice President of Sithe Funding and the General Partner on April 18, 2001. Prior to joining Sithe Energies, Mr. Rosenberg was an attorney with Milbank, Tweed, Hadley & McCloy practicing in that firm's project development and finance group.

      William Hughes joined Sithe Energies in August 1993 as General Manager of its regional office and three co-generation facilities in San Diego, California. In December 1997, he assumed his current position as Vice President, Operations, with asset management responsibilities for Sithe Energies' power projects in the Americas. Mr. Hughes was elected Vice President of the General Partner on April 18, 2001. Mr. Hughes also serves in such capacity for Sithe Energies, U.S.A., Inc. Prior to joining Sithe Energies, from 1963 until 1992, Mr. Hughes was an officer in the United States Navy, holding a variety of operational and management positions including command of a Squadron of ten nuclear powered attack submarines.

      Sandra J. Manilla joined Sithe Energies in September 1986 and has been Vice President since September 1996 and Treasurer since May 1990. Ms. Manilla also serves in such capacities for Sithe Energies, U.S.A., Inc., Mitex, Inc. and the Operator. From 1979 until 1986, she worked as a senior consultant and manager in Deloitte & Touche's management consulting practice, assisting governmental and non-profit organizations in financial monitoring, systems design and implementation efforts. From 1976 until 1979, she was Assistant to the Special Deputy Comptroller of New York City, where she assisted in the implementation of the City's financial accounting system, cash analysis and reporting to the US Treasury during the City' financial crisis. She began her career as an internal auditor with Citicorp.

      Hyun Park is Senior Vice President, General Counsel and Secretary of Sithe Energies. He joined Sithe Energies in July 1998 and heads the Company's Legal Department. He also serves as Secretary of Sithe Energies, U.S.A., Inc. and the Operator and as Clerk of Mitex, Inc. Prior to joining Sithe Energies, Inc., Mr. Park was a partner of Latham & Watkins, an international law firm with more than 1,200 lawyers worldwide. Mr. Park was with Latham & Watkins, from 1989 to June 1998, where he was a member of the firm's Corporate Finance Practice Group and International Practice Group and his practice centered around international joint ventures, mergers and acquisitions, corporate and project finance, and general securities and corporate matters.

ITEM 11. EXECUTIVE COMPENSATION

      No cash compensation or non-cash compensation was paid in 2001 or is proposed to be paid in the current calendar year to any of the executive officers listed under Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" for their services to Sithe Funding, the Partnership or the General Partner. Operations and maintenance services for the Project are performed on a cost reimbursement basis by the Operator pursuant to the Operations and Maintenance Agreement. In addition, the Operator received an annual fee of $670,049 in 2001, which escalates at the rate of 5% per annum, for certain management and administrative services provided by it. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information is given with respect to the Partners of the
Partnership:

                                                        AMOUNT AND NATURE         PERCENTAGE
                              NAME AND ADDRESS            OF BENEFICIAL           OWNERSHIP
  TITLE OF CLASS             OF BENEFICIAL OWNER         OWNERSHIP (1)(2)          INTEREST
  --------------             -------------------        -----------------         ----------
Partnership Interest         Sithe/Independence, Inc.     General Partner            1%
                             335 Madison Avenue
                             New York, NY 10017

Partnership Interest         Sithe Energies U.S.A., Inc.  Limited Partner            44%
                             335 Madison Avenue
                             New York, NY 10017

Partnership Interest         Oswego Cogen Co., LLC        Limited Partner            40%
                             1400 Smith Street
                             Houston, TX 77002

Partnership Interest         Mitex, Inc.                  Limited Partner            10%
                             335 Madison Avenue
                             New York, NY 10017

Partnership Interest         Sithe Energies, Inc.         Limited Partner            5%
                             335 Madison Avenue
                             New York, NY 10017

----------
(1) None of the persons listed has the right to acquire beneficial ownership of Securities as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(2) Sithe Energies is the direct or indirect beneficial owner of each of the other Partners other than Oswego Cogen.

      Except as specifically provided or required by law, Limited Partners may not participate in the management or control of the Partnership. Thus, although the General Partner has the smallest interest in the Partnership, it has sole responsibility for management of the Partnership. The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, a Limited Partner. See Item
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

      The Partnership is a limited partnership wholly-owned by its Partners. Beneficial interests in the Partnership are not available to any persons other than the Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Operation and maintenance services for the Project are provided on a cost reimbursement basis by the Operator pursuant to an Operations and Maintenance Agreement, dated as of August 15, 1992, between the Partnership and the Operator. The Operator received an annual fee of $670,049 in 2001, which escalates at a rate of 5% per annum, for certain management and administrative services provided by it. See Items 1, 2 and 3. "BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS -- The Project -- Operations and Maintenance." Management and administrative services performed by the Operator, with the prior consent of the Partnership, include collecting of all sums payable to or due the Partnership under the Project Documents and accounting for and depositing all such funds in the operating account; obtaining such insurance as is necessary to protect the interest of the Partnership and complying with the provisions of the Project Documents; estimating and advising the Partnership of all federal, state and local taxes payable by the Partnership that are attributable to the ownership and operation of the Project; and determining and recommending to the Partnership any necessary or desirable improvements, modifications or alterations to the Project. Upon the occurrence of any transfer, assignment or reassignment of the Partnership's interest in the Project wherein neither the Partnership nor any affiliate of the Partnership (other than the Operator) retains an interest in the Project, the continuance of the Operator's duties and obligations under the Operations and Maintenance Agreement are expressly conditioned upon the renegotiation of the Operator's compensation.

      On June 29, 2001, Sithe Energies, through an indirect, wholly-owned subsidiary, sold a 40% limited Partnership interest in the Partnership to Oswego Cogen, an indirect, wholly-owned subsidiary of Enron Corp. Under the former gas supply agreement between Enron and the Partnership, Enron had maintained a notional tracking account to monitor the differences between the contract price and spot gas prices. The notional tracking account was increased if the then current spot gas price was greater than the contract price and was decreased if the then current spot gas price was lower than the contract price. As a result of the June 29, 2001 amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the notional tracking account balance of $419.3 million was converted to a fixed, secured subordinated loan which bears interest at 7% payable semi-annually, beginning December 1, 2001 from cash distributable to the Partners. Principal on the loan will be repaid in 40 semi-annual principal payments commencing June 1, 2015. In November and December 2001, the Partnership made interest payments to Enron on this loan of $9.2 million and $3.3 million, respectively, from cash distributable to the Partners.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

            SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                FINANCIAL STATEMENTS
                   Independent Auditors' Report
                   Consolidated Balance Sheets
                   Consolidated Statements of Operations
                   Consolidated Statements of Partners' Capital
                   Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements


       (b) REPORTS ON FORM 8-K.

             There were no reports on Form 8-K filed during the three months ended December 31, 2001.

       (c) EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
3.1    --Certificate of Incorporation of Sithe/Independence Funding Corporation ("Sithe Funding")*
3.2    --By-laws of Sithe Funding *
3.3    --Certificate of Limited Partnership of Sithe/Independence Power Partners, L.P. (the "Partnership") *
3.4    --Amendment to Certificate of Limited Partnership of the Partnership *
3.5    --Agreement   of   Limited   Partnership   of   Sithe/Independence    Power   Partners,   L.P.,   among
         Sithe/Independence,  Inc. (the "General Partner"),  Sithe Energies, Inc., Sithe Energies
         U.S.A., Inc. and Mitex, Inc. *
3.6    --Certificate of Incorporation of the General Partner *
3.7    --Amendment to Certificate of Incorporation of the General Partner *
3.8    --By-laws of the General Partner *
3.9    --Amended and Restated  Agreement of Limited Partnership of Sithe/Independence Power
         Partners,  L.P. dated as of June 29, 2001 among the General Partner, Sithe Energies, Inc.,
         Sithe Energies U.S.A., Inc., Mitex, Inc. and Cogeneration National Corporation ********
3.10   --Second Amended and Restated  Agreement of Limited Partnership of Sithe/Independence
         Power Partners, L.P. dated as of June 29, 2001 among the General Partner, Sithe Energies, Inc., Sithe Energies
         U.S.A., Inc., Mitex, Inc. and Oswego Cogen Company, LLC ********
3.11   --Third Amended and Restated  Agreement of Limited Partnership of Sithe/Independence
         Power Partners, L.P. dated as of July 1, 2001 among the General Partner, Sithe
         Energies, Inc., Sithe Energies U.S.A., Inc., Mitex, Inc. and Oswego Cogen Company,
         LLC *********
4      --Indenture
4.1    --Indenture dated as of January 1, 1993 among Sithe Funding, the Partnership and IBJ
         Schroder Bank & Trust Company, as trustee (the "Trustee") *
4.2    --First Series Supplemental Indenture dated as of January 1, 1993 among Sithe Funding, the
         Partnership and the Trustee *
4.3    --Second Supplemental Indenture dated as of October 23, 2001 among Sithe Funding, the Partnership and The Bank of New York (as successor in interest to the Trustee) * * * * * * * *
10.1   --Credit Facilities
10.1.1 --Intentionally Omitted
10.1.2 --Amended and Restated Letter of Credit and Reimbursement Agreement among the
         Partnership, the Banks named therein and the Sumitomo Bank, Limited, New York
         Branch, dated September 28, 1994. ***
10.1.3 --First Amendment to Amended and Restated Letter of Credit and Reimbursement
         Agreement dated as of August 1, 2001 among the Partnership, the Banks named therein and the Sumitomo Bank, Limited, acting through its New York Branch *********
10.2   --Intentionally Omitted
10.3   --Power Purchase Agreements
10.3.1 --Energy  Purchase  Agreement,  dated May 20, 1991, by and between  Consolidated  Edison
         Company of New York, Inc. ("Con Ed") and Lake View, Inc. *
10.3.2 --Supplement  No. 1 to Contract No. 403,  dated  September  27, 1991, by and between Con
         Ed and Tamarac Properties (Lake View, Inc.) *
10.3.3 --Assignment and Assumption of Energy Purchase  Agreement,  dated as of December 9,
         1992,  entered into by the General Partner (formerly named Lake View, Inc.), Con Ed and the Partnership *
10.3.4 --Amendment  to Energy  Purchase  Agreement,  dated as of December 9, 1992,  entered  into  between the
         Partnership and Con Ed *
10.3.5 --Amendment to Energy  Purchase  Agreement  dated as of April 5, 1993 between the
         Partnership  and Con Ed *
10.3.6 --Power  Purchase  Agreement,  dated as of July 24, 1992,  between the  Partnership  and
         Niagara Mohawk Power Corporation ("Niagara Mohawk")  *
10.3.7 --First  Amendment  to the Power  Purchase  Agreement,  dated as of  November  16,  1992, between  the Partnership and Niagara Mohawk  *

10.3.8  --Energy Sales  Contract,  dated as of November 18, 1992,  between the  Partnership  and
          Alcan Aluminum Corporation d/b/a Alcan Rolled Products Company ("Alcan") *
10.3.9  --Letter Agreement dated January 29, 1993 between Alcan and the Partnership regarding
          Sections 9.12 and 9.13 of the Alcan Energy Sales Contract *
10.3.10 --Amendment  No. 1 to the  Energy  Sales  Contract  dated as of  February  3,  1993  between
          Alcan  and the Partnership *
10.3.11   Written notice dated March 10, 1993 from Alcan to the Partnership exercising the Fixed
          Price Option for Energy Sales Contract *
10.3.12 --Fixed Price Option for Energy Sales Contract between Alcan and the Partnership  *
10.3.13 --Amendment No. 2 to the Energy Sales Contract dated March 21, 1996 between the  Partnership  and
          Alcan *****
10.3.14 --Amended and Restated Energy Purchase Agreement by and between the Partnership and Con Ed.*******
10.3.15 --Tolling  Agreement dated as of July 1, 2001 between the Partnership and Dynegy Power
          Marketing,  Inc.1 ********
10.3.16 --ISDA Master Agreement dated as of July 1, 2001 between the Partnership and Dynegy
          Power Marketing, Inc. ********
10.3.17 --Schedule  to the Master  Agreement  dated as of July 1, 2001 between the  Partnership and
          Dynegy Power Marketing, Inc.1 ********
10.3.18 --Confirmation #1A, regarding the Master Agreement dated as of July 1, 2001 between the
          Partnership and Dynegy Power Marketing, Inc.1 ********
10.3.19 --Energy  Management  Agreement dated as of July 1, 2001 by and among the Partnership,
          Dynegy Marketing and Trade and Dynegy Power Marketing, Inc.1 ********
10.3.20 --Second Amendment to Energy Purchase Agreement dated as of June 28, 2001 between the Partnership and Niagara Mohawk ********
10.4    --Amended and Restated Operations and Maintenance  Agreement,  dated as of August 25,
          1992, between the Partnership and Sithe Energies Power Services, Inc.  *
10.5    --Transmission Agreements
10.5.1    Transmission  Services  Agreement,  dated as of November  5, 1991,  between  Niagara
          Mohawk and Lake View, Inc.  *
10.5.2  --Assignment, Assumption and Amendment of Transmission Services Agreement, dated as of March 9, 1992, between Niagara Mohawk, the General Partner and the Partnership *
10.5.3  --Amended and Restated Transmission Services Agreement dated as of June 29, 2001 between the Partnership and Niagara Mohawk ********
10.5.4  --Settlement Agreement dated June 28, 2001 between the Partnership and Niagara Mohawk ********
10.6    --Interconnection Agreements
10.6.1  --Interconnection Agreement, dated as of March 9, 1992, between the Partnership and
          Niagara Mohawk *
10.6.2  --Supplement to Interconnection Agreement, dated as of March 10, 1992, between the Partnership and Niagara Mohawk  *
10.6.3  --Amendment No. 1 to  Interconnection  Agreement,  dated as of July 24, 1992,  between the
          Partnership and Niagara Mohawk *
10.6.4  --Amendment  No. 2 to the  Interconnection  Agreement,  dated as of November 17, 1992, entered into by Niagara Mohawk and the Partnership **
10.6.5  --Amended and Restated Interconnection Agreement dated as of June 29, 2001 between the
          Partnership and Niagara Mohawk ********
10.7    --Gas Supply Agreements
10.7.1  --Amended  and  Restated  Base  Gas  Sales  Agreement,  dated  as of  October  26,  1992, between  the Partnership and Enron Power Services, Inc. ("Enron") *
10.7.2  --First Amendment to Amended and Restated Base Gas Sales Agreement, dated as of
          December 1, 1992, between the Partnership and Enron *
10.7.3  --Second Amendment to Amended and Restated Base Gas Sales Agreement dated as of
          August 1, 1992 between the Partnership and Enron **

10.7.4  --Third Amendment to Amended and Restated Base Gas Sales Agreement dated as of
          December 31, 1993 between the Partnership and Enron **
10.7.5  --Base Guarantee  Agreement,  dated as of December 1, 1992, by Enron Corp. in favor of the  Partnership *
10.7.6  --Fourth  Amendment  to Amended and Restated  Base Gas Sales  Agreement  dated  October
          31, 1994 by and between Enron Power Services, Inc. and the Partnership.  ***
10.7.7  --Fifth  Amendment  to Amended and  Restated  Base Gas Sales  Agreement  dated  January
          30, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership.
          ***
10.7.8  --Sixth  Amendment to Amended and Restated Base Gas Sales  Agreement dated March 1,
          1995 by and between Enron Capital & Trade Resources Corp. and the Partnership.  ***
10.7.9  --Seventh  Amendment  to Amended and  Restated  Base Gas Sales  Agreement  dated
          March 31,  1995 by and between Enron Capital & Trade Resources Corp. and the
          Independence Partnership. ****
10.7.10 --Tenth  Amendment to Amended and Restated Base Gas Sales  Agreement  dated June 29,
          2001 by and between Enron North America Corp. and the Partnership  *******
10.7.11 --Gas Supply  Agreement dated as of July 1, 2001 between the Partnership and Dynegy
          Canada  Marketing and Trade (a division of Dynegy Canada Inc.)1 ********
10.8    --Gas Transportation Agreements
10.8.1  --Gas  Transportation  Agreement,  dated as of March 11,  1992,  by and  between the
          Partnership  and Niagara Mohawk  *
10.8.2  --Transportation  Service Agreement,  dated as of May 5, 1992, by and between the
          Partnership and Great Lakes Gas Transmission Limited Partnership ("Great Lakes") *
10.8.3  --Supplemental Agreement, dated May 6, 1992, between the Partnership and Great Lakes*
10.8.4  --Amended and Restated FTS Agreement, dated as of November 23, 1992, between the
          Partnership and ANR Pipeline Company ("ANR")  *
10.8.5  --Precedent  Agreement  for Firm  Transportation  Service,  dated as of March  20,  1992, between the Partnership and Panhandle Eastern Pipe Line Company ("Panhandle") *
10.8.6  --Discounted  Rate for Firm  Transportation  Services  Agreement,  dated  March 20,  1992, between the Partnership and Panhandle  *
10.8.7  --Agreement,  dated as of October 4, 1993 between the  Partnership  and Empire State
          Pipeline  Company, Inc.  ("Empire"),  St. Clair Pipeline Company,  Inc. and Energy Line
          Corporation,  providing for firm transportation service (Contract No. 95000) **
10.8.8  --Supplemental Agreement, dated as of February 28, 1992, between Empire and the
          Partnership (incorporated by reference into Agreement dated as of October 4, 1993) **
10.8.9  --Firm Service Contract dated as of March 9, 1994,  between  TransCanada  Pipelines,  Ltd.
          ("TCPL") and the Partnership re Panhandle Volumes **
10.8.10 --Firm Service Contract dated as of March 9, 1994, between TCPL and the Partnership re ANR Volumes **
10.8.11 --Contract No. M12012, M12 Firm Transportation Contract Dawn to Kirkwall, dated as of
          April 6, 1992, between Union Gas Limited ("Union") and the Partnership  *
10.8.12 --Contract No. M12016,  M12 Firm  Transportation  Contract Dawn to Kirkwall,  Enron
          Corp.,  dated as of April 21, 1992, between Union and the Partnership *
10.8.13 --Contract No. M12017, M12 Firm Transportation  Contract Dawn to Kirkwall,  dated as of
          April 10, 1992, between Union and the Partnership *
10.8.14 --Amending  Agreement for M12 Firm  Transportation  Contract (No. M12017) dated as of
          February 19, 1993 between Union and the Partnership *
10.8.15 --Contract No. M12022, M12 Firm Transportation  Contract Dawn to Kirkwall,  dated as of
          April 20, 1992, between Union and the Partnership *
10.8.16 --Amending  Agreement for M12 Firm  Transportation  Contract (No. M12022) dated as of
          February 19, 1993 between Union and the Partnership *
10.8.17 --Contract No. C10018,  C-1 Firm  Transportation  Contract Ojibway to Dawn, dated as of
          April 10, 1992, between Union and the Partnership *

10.8.18 --Amending  Agreement for C-1 Firm  Transportation  Contract (No. C10018) dated as of
          February 19, 1993 between Union and the Partnership *
10.8.19 --Contract No. C10020,  C-1 Firm  Transportation  Contract Ojibway to Dawn, dated as of
          April 20, 1992, between Union and the Partnership *
10.8.20 --Amending  Agreement for C-1 Firm  Transportation  Contract (No. C10020) dated as of
          February 19, 1993 between Union and the Partnership *
10.8.21 --Union Supplemental Letter, dated May 26, 1992, between Union and the Partnership *
10.8.22 --Union Supplemental Letter, dated November 4, 1992, between Union and the Partnership*
10.8.23 --Assignment Agreement dated as of March 9, 1994 between TCPL, Union and the Partnership **
10.8.24 --Firm Transportation Service Agreement dated July 13, 1994 by and between Panhandle
          Eastern Pipeline Company and the Partnership. ***
10.8.25 --Service Agreement dated August 8, 1994 by and between Great Lakes Gas Transmission
          Limited Partnership and the Partnership (FT089) ***
10.8.26 --Service Agreement dated August 19, 1994 by and between Great Lakes Gas
          Transmission Limited Partnership and the Partnership (FT056-02) ***
10.8.27 --Gathering Agreement by ANR Pipeline Company and the Partnership dated May 1, 1994.***
10.8.28 --Second Amended and Restated  Agreement dated August 23, 1994 by and between ANR
          Pipeline  Company and the Partnership.  ***
10.8.29 --FTS-1 Service Agreement dated August 23, 1994 by and between ANR Pipeline
          Company and the Partnership. ***
10.8.30 --Assignment and Assumption Agreement dated as of June 29, 2001 by and between the
          Partnership and Enron North America Corp. *******
10.8.31 --Capacity Release Transfer Agreement dated as of June 29, 2001 by and between the
          Partnership and Enron North America Corp. ********
10.8.32 --FTS-1 Service Agreement (No. 106117) dated August 1, 2001 between ANR and the Partnership ********
10.8.33 --FTS-1 Service Agreement (No. 106112) dated August 1, 2001 between ANR and the Partnership ********
10.8.34 --Amendment  to FTS-1 Service  Agreement (No. 19630) dated July 31, 2001 between ANR and the Partnership ********
10.8.35 --Amendment  to FTS-1 Service  Agreement (No. 19600) dated July 31, 2001 between ANR and the Partnership ********
10.8.36 --Permanent  Assignment  Agreement  (Contract No. 5024) dated as of August 1, 2001 among the  Partnership, Enron North America Corp. and TCPL ********
10.8.37 --Permanent  Assignment  Agreement  (Contract No. 5025) dated as of August 1, 2001 among the  Partnership, Enron North America Corp. and TCPL ********
10.8.38 --Letter Agreement dated July 26, 2001, between ANR and the Partnership terminating
          Second Amended and Restated Agreement dated August 23, 1994 by and between ANR and the Partnership*********
10.9    --Agreements re Real Property
10.9.1  --Main Transmission Line Licensing  Agreement,  dated as of November 18, 1992, between the Partnership and Alcan *
10.9.2  --Piping and Wiring  Licensing  Agreement,  dated as of November 18, 1992,  between the
          Partnership and Alcan *
10.9.3  --Mortgage and Security Agreement, dated as of January 1, 1993, given by County of
          Oswego Industrial Development Agency (the "IDA") and the Partnership to
          Manufacturers and Traders Trust Company (the "Collateral Agent") *
10.9.4  --Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the
          Partnership to the Collateral Agent *
10.9.5  --Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the
          Partnership to the Collateral Agent *

10.9.6  --Credit Line Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.7  --First Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.8  --Second Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.9  --First Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe
          Funding and the Partnership *
10.9.10 --Second Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe
          Funding and the Partnership *
10.9.11 --Bill of Sale and Assignment and Assumption Agreement dated as of August 25, 1992 between the General Partner, as assignor, and the Partnership, as assignee *
10.10   --Water Service Agreements
10.10.1 --Water  Service  Agreement,  dated as of May 11,  1992,  by and  between  the  Partnership and the City of Oswego *
10.10.2 --Water  Facilities  Agreement,  dated as of August 18,  1992,  between  the  Partnership and the County of Oswego *
10.11   --IDA Agreements
10.11.1 --Lease Agreement, dated as of January 22, 1993, between the IDA and the Partnership*
10.11.2 --Ground Lease, dated as of January 22, 1993, between the IDA and the Partnership *
10.11.3 --Payment in Lieu of Taxes Agreement dated as of January 22, 1993 between the IDA and the Partnership *
10.12   --Security Documents
10.12.1 --Collateral Agency and Intercreditor Agreement, dated as of January 1, 1993, among
          Union Bank, the Trustee, Enron, the Partnership, Sithe Funding, the IDA and the
          Collateral Agent*
10.12.2 --Security Agreement and Assignment of Contracts, dated as of January 1, 1993, made by the Partnership in favor of the Collateral Agent *
10.12.3 --Partner Security Agreement, dated as of January 1, 1993, among the General Partner,
          Sithe Energies U.S.A., Inc., Sithe Energies, Inc., Mitex, Inc. and the Collateral Agent*
10.12.4 --Equity Contribution Agreement, dated as of January 1, 1993, by the General Partner,
          Sithe Energies, Inc., Sithe Energies U.S.A., Inc., Mitex, Inc. in favor of the Partnership and for the benefit of the Collateral Agent *
10.12.5 --Financial Swap Credit Support Contribution Agreement dated as of June 30, 2001 among
          Enron Corp., Exelon Generation Company, L.L.C. and the Partnership (1) *******

----------
*        Incorporated herein by reference from the Registration Statement on
         Form S-1, file No. 33-59960, filed with the Securities and Exchange
         Commission (the "SEC") by Sithe/Independence Power Partners, L.P. on
         March 23, 1993, as amended.
**       Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1993 for Sithe/Independence Power
         Partners, L.P. filed with the SEC.
***      Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1994 for Sithe/Independence Power
         Partners, L.P. filed with the SEC.
****     Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1995 for Sithe Independence Power
         Partners, L.P. filed with the SEC.
*****    Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1996 for Sithe/Independence Power
         Partners, L.P. filed with the SEC.
******   Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1997 for Sithe/Independence Power
         Partners, L.P. filed with the SEC.
*******  Incorporated herein by reference from the 10-Q for the quarter ended
         September 30, 2000.
******** Incorporated herein by reference from the 10-Q for the quarter ended
         June 30, 2001.
******** Filed herewith.

(1) Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to an Application
    Requesting Confidential Treatment under Rule 24b-2 under the Securities
    Exchange Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Sithe/Independence Funding Corporation
                                     --------------------------------------
                                     (REGISTRANT)

March 29, 2002                       /s/ Thomas M. Boehlert
                                     ----------------------
                                     THOMAS M. BOEHLERT
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                     OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING
                                     OFFICER)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ William Kriegel             Chief Executive Officer, President          March 29, 2002
    ------------------------------  and Director (Principal Executive
             William Kriegel        Officer)


    /s/ Barry F. Sullivan           Vice Chairman and Director                  March 29, 2002
    ------------------------------
              Barry F. Sullivan

    /s/ Thomas M. Boehlert          Senior Vice President and Chief             March 29, 2002
    ------------------------------  Financial Officer
            Thomas M. Boehlert      (Principal Financial and
                                    Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Sithe/Independence Power Partners, L.P.
                                     ----------------------------------------
                                     (CO-REGISTRANT)

                                     By:  Sithe/Independence, Inc.
                                          ------------------------
                                          GENERAL PARTNER

March 29, 2002                       /s/ Thomas M. Boehlert
                                     -----------------------
                                     THOMAS M. BOEHLERT
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                     OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING
                                     OFFICER)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ William Kriegel             Chief Executive Officer, President          March 29, 2002
    ------------------------------  and Director (Principal Executive
             William Kriegel        Officer)


    /s/ Barry F. Sullivan           Vice Chairman and Director                  March 29, 2002
    ------------------------------
              Barry F. Sullivan

    /s/ Thomas M. Boehlert          Senior Vice President and Chief             March 29, 2002
    ------------------------------  Financial Officer
            Thomas M. Boehlert      (Principal Financial and
                                    Accounting Officer)

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                                                 PAGE NO.
                                                                 --------
FINANCIAL STATEMENTS
   Independent Auditors' Report                                    F-2
   Consolidated Balance Sheets at December 31, 2001
     and 2000                                                      F-3
   Consolidated Statements of Operations for the Years
     Ended December 31, 2001, 2000 and 1999                        F-4
   Consolidated Statements of Partners' Capital for
     the Years Ended December 31, 2001, 2000 and 1999              F-5
   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2001, 2000 and 1999                        F-6
   Notes to Consolidated Financial Statements                      F-7

All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Sithe/Independence Power Partners, L.P.

We have audited the accompanying consolidated balance sheets of Sithe/Independence Power Partners, L.P. (a Delaware limited partnership) and its subsidiary (collectively, the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1999, the Partnership changed its method of accounting for major overhaul costs.


New York, New York
March 4, 2002

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                               -------------------------------
                                                                                     2001             2000
                                                                               -------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $           4      $      2,116
   Restricted cash and cash equivalents                                               45,741            52,287
   Restricted investments                                                             19,971            24,173
   Accounts receivable - trade                                                        29,765            52,463
   Fuel inventory and other current assets                                             4,609             7,079
   Current portion of transmission congestion contract derivative asset                9,452                 -
   Current portion of financial swap derivative asset                                  6,930                 -
                                                                               -------------      ------------
        TOTAL CURRENT ASSETS                                                         116,472           138,118

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                                4,862             5,010
   Electric and steam generating facilities                                          747,040           777,444
                                                                               -------------      ------------
                                                                                     751,902           782,454
   Accumulated depreciation                                                         (130,876)         (116,680)
                                                                               -------------      ------------
                                                                                     621,026           665,774

DEBT ISSUANCE COSTS                                                                    5,434             6,297
OTHER ASSETS                                                                           7,026            14,070
TRANSMISSION CONGESTION CONTRACT DERIVATIVE ASSET                                    139,778                 -
FINANCIAL SWAP DERIVATIVE ASSET                                                       59,649                 -
                                                                               -------------      ------------
TOTAL ASSETS                                                                   $     949,385      $    824,259
                                                                               =============      ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

CURRENT LIABILITIES:
   Trade payables                                                              $      18,563      $     30,461
   Accrued interest                                                                    2,646               154
   Current portion of long-term debt                                                  30,759                 -
   Current portion of transmission congestion contract derivative obligation          19,327            32,431
                                                                               -------------      ------------
      TOTAL CURRENT LIABILITIES                                                       71,295            63,046

LONG-TERM DEBT:
   7.90% secured notes due 2002                                                            -            30,759
   8.50% secured bonds due 2007                                                      150,839           150,839
   9.00% secured bonds due 2013                                                      408,609           408,609
   Subordinated debt                                                                 419,282                 -
                                                                               -------------      ------------
                                                                                     978,730           590,207

OTHER LIABILITIES                                                                      1,486             7,512

TRANSMISSION CONGESTION CONTRACT DERIVATIVE OBLIGATION                               148,777                 -

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIENCY)                                                      (250,903)          163,494
                                                                               -------------      ------------
TOTAL LABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)                            $     949,385      $    824,259
                                                                               =============      ============

                 See notes to consolidated financial statements.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                    2001            2000             1999
                                                               -------------    ------------     ------------
REVENUE                                                        $     414,843    $    440,735     $    382,084
                                                               -------------    ------------     ------------
COST OF SALES:
   Fuel                                                              170,062         217,435          242,102
   Operations and maintenance                                         50,107          46,288           48,375
   Depreciation                                                       19,668          20,076           19,558
   Loss on project restructuring                                     428,675               -                -
                                                               -------------    ------------     ------------
                                                                     668,512         283,799          310,035
                                                               -------------    ------------     ------------

OPERATING INCOME (LOSS)                                             (253,669)        156,936           72,049

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                                  (71,413)        (58,016)         (60,044)
   Interest and other income, net                                      5,230           6,195            5,498
                                                               -------------    ------------     ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR MAJOR OVERHAUL COSTS                           (319,852)        105,115           17,503

Cumulative effect of change in accounting for major
   overhaul costs                                                          -               -            3,775
                                                              --------------    ------------     ------------
NET INCOME (LOSS)                                              $    (319,852)   $    105,115     $     21,278
                                                               =============    ============     ============

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                                 (IN THOUSANDS)

                                                                                                     TOTAL
                                                                                                    PARTNERS'
                                                                GENERAL           LIMITED           CAPITAL
                                                                PARTNER           PARTNERS        (DEFICIENCY)
                                                             --------------     ------------     --------------
BALANCE, DECEMBER 31, 1998                                   $          985     $    117,547     $      118,532

Net income and total comprehensive income                               213           21,065             21,278
                                                             --------------     ------------     --------------

BALANCE, DECEMBER 31, 1999                                            1,198          138,612            139,810

Net income and total comprehensive income                             1,051          104,064            105,115

Capital contribution                                                     16            1,599              1,615

Distributions                                                          (830)         (82,216)           (83,046)
                                                             --------------     ------------     --------------

BALANCE, DECEMBER 31, 2000                                            1,435          162,059            163,494

Net income (loss) and total comprehensive income (loss)            (418,382)          98,530           (319,852)

Capital contribution                                                     35            8,216              8,251

Distributions                                                        (1,066)        (101,730)          (102,796)
                                                             --------------     ------------     --------------

BALANCE, DECEMBER 31, 2001                                   $     (417,978)    $    167,075     $     (250,903)
                                                             ==============     ============     ==============

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           2001            2000               1999
                                                                       ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $   (319,852)   $    105,115     $     21,278
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation                                                           19,668          20,076           19,558
      Loss on project restructuring                                         428,675               -                -
      Unrealized gain on derivatives                                        (47,705)              -                -
      Gain on sale of fixed assets                                             (173)              -                -
      Amortization of deferred financing costs                                  863             916              984
      Unrealized loss on marketable securities                                  235             181                -
      Cumulative effect of change in accounting for major
        overhaul costs                                                            -               -           (3,775)
      Changes in operating assets and liabilities:
          Accounts receivable - trade                                        22,698         (22,148)         (18,577)
          Fuel inventory and other current assets                             2,470          (3,966)            (443)
          Other assets                                                       (2,349)         (8,813)           1,388
          Trade payables and other current liabilities                      (11,898)          2,516           11,371
          Accrued interest payable                                            2,492             (19)               -
          Other liabilities                                                  (1,166)          3,905            2,362
                                                                       ------------    ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    93,958          97,763           34,146
                                                                       ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                        28,112               -                -
   Capital expenditures                                                      (3,007)            (88)          (4,775)
   Restricted funds                                                          10,513            (908)           1,969
                                                                       ------------    ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          35,618            (996)          (2,806)
                                                                       ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured notes                                      (32,431)        (19,296)         (27,411)
   Capital contribution                                                       3,539           1,615                -
   Distributions to partners                                               (102,796)        (83,046)               -
                                                                       ------------    ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                                      (131,688)       (100,727)         (27,411)
                                                                       ------------    ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,112)         (3,960)           3,929

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                2,116           6,076            2,147
                                                                       ------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $          4    $      2,116     $      6,076
                                                                       ============    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for interest                                          $     68,058    $     57,119     $     59,060

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
    Advances from affiliates contributed  to Partners' Capital                4,712               -                -
    Project restructuring liabilities assumed                               419,282               -                -

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE PARTNERSHIP

     Sithe/Independence Power Partners, L.P. (the "Partnership") was formed in November 1990 for a term of 50 years to develop, construct and own a gas fired cogeneration facility with a design capacity of approximately 1,000 megawatts ("MW") located in the Town of Scriba, County of Oswego, New York (the "Project"). The Project began commercial operation for financial reporting purposes on December 29, 1994.

     The Partnership is a Delaware limited partnership formed by Sithe/Independence, Inc. (the "General Partner"), its sole general partner. The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). Prior to June 29, 2001, the limited partners of the Partnership were Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries (the "Limited Partners"). On June 29, 2001, one of the Limited Partners sold its 40% ownership interest in the Partnership to Oswego Cogen Company, LLC ("Oswego Cogen"), an indirect, wholly-owned subsidiary of Enron Corp. Accordingly, as of December 31, 2001, the Partnership is owned 60% by Sithe Energies (directly and indirectly through its wholly-owned subsidiaries) and 40% by Oswego Cogen.

     Through June 30, 2001, the majority of the Project's capacity was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") with the remainder of the capacity sold to Alcan Aluminum Corporation ("Alcan") and into the electric energy market administered by the New York Independent System Operator, Inc. (the "NYISO" or "ISO Administered Market"). The majority of the electric energy generated by the Project was sold into the ISO Administered Market, with the remainder of the generation sold to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Alcan. Effective July 1,
2001, while the majority of the Project's capacity continues to be sold to Con Edison, and up to 44 MW of the Project's capacity and associated energy continues to be sold to Alcan, as discussed in Note 4, the Partnership has entered into tolling arrangements with Dynegy Power Marketing, Inc. ("DPM"), under which DPM pays the Partnership tolling fees for the right to supply natural gas to the Project to be converted to electric energy. For the uncommitted portion of the capacity, the Project may, from time to time, enter into short or long-term capacity sales to Con Edison, Niagara Mohawk, the ISO Administered markets or others.

     Sithe Energies is a leader in independent power generation and, at December 31, 2001, fully-owned, had interests in or leased through its subsidiaries, 28 operating power plants in North America, including the Project, having an aggregate average net capacity of 3,768 MW. In addition, at December 31, 2001, Sithe Energies had four projects under construction representing approximately 2,630 net MW and four projects under advanced development representing approximately 2,540 net MW.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Sithe Energies is presently owned 49.9% by Exelon Fossil Holdings, Inc., a wholly owned subsidiary of Exelon Corporation, 34.2% by Vivendi Universal, SA, 14.9% by Marubeni Corporation and 1.0% by Sithe management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of the Partnership and Sithe/Independence Funding Corporation ("Sithe Funding"), a wholly-owned subsidiary formed by the Partnership for the purpose of issuing debt securities in connection with financing the Project. All significant intercompany transactions and balances have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents, including restricted cash, consist of bank deposits, commercial paper and certificates of deposit that mature within three months of their purchase.

     Restricted investments include U.S. treasury notes and other debt securities with maturities of more than three months from the date of their purchase, and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Depreciation of electric and steam generating facilities is computed using the straight-line method over the 40-year estimated economic life of the Project.

     Revenue from the sale of electricity and steam is recorded based upon output delivered and capacity provided at the payment rates as specified under contract terms. Revenue from sales into market power pools of electricity and ancillary services are recorded based on market clearing prices.

     Revenue for 2001 of $414.8 million primarily consisted of $347.8 million of revenue from the sale of capacity, energy and steam and sales under the Tolling Agreement discussed in Note 4, $17.1 million of revenue under the Transmission Congestion Contract ("TCC"), $47.7 million related to the estimated fair value of the Partnership's derivative instruments discussed in
Note 7 and $2.2 million of miscellaneous revenue. Con Edison, Alcan, Niagara Mohawk, Dynegy and the NYISO accounted for 26%, 2%, 6%, 9% and 55% of the total revenue from sales of capacity, energy, steam and tolling. Revenue for 2000 consisted of $440.7 million from

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sales of electricity and steam with Con Edison, Alcan, Niagara Mohawk and the NYISO accounting for 56%, 3%, 10% and 29%, respectively. Revenue for 1999 consisted of $382.1 million from sales of electricity and steam with Con Edison, Alcan and Niagara Mohawk accounting for 91%, 6% and 3%, respectively. From commencement of the ISO Administered Market in November 1999 to September 1, 2000, revenue was recorded net of payments made by the Partnership to the NYISO for transmission losses. Effective September 1, 2000 with the consummation of the Amended and Restated Energy Purchase Agreement between the Partnership and Con Edison (the "Amended EPA"), all the electric energy generated by the Project is sold at the point where the Project delivers energy to the NYISO (the "Independence Bus") and as a result, the Partnership does not incur a charge for transmission losses.

     The Partnership evaluates the carrying amount of its long-lived assets for potential impairments based upon operating and financial performance in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which prescribes the method for measuring impairment. If an asset is determined to be impaired, the capitalized costs are written down to fair value. No provision for asset impairment has been recorded for the years ended December 31, 2001 and 2000.

     Routine maintenance and repairs are charged to expense as incurred. Effective January 1, 1997, the Partnership entered into a twelve-year service agreement with General Electric Company ("GE") under which the Partnership pays GE specified amounts per megawatt-hour of net generation to perform all scheduled major equipment overhauls for the Project's gas turbines, steam turbines and generators (the "Covered Units") during such period. As a result of such agreement, which, among other things, was entered into to lock in the cost of future major overhauls for the Covered Units, the Partnership discontinued the application of its major overhaul cost normalization policy for the Covered Units as of the beginning of the first quarter of 1997.

     Consistent with positions expressed by the SEC, in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs, in 1999, the Partnership reversed to income approximately $3.8 million, reported as the cumulative effect of a change in accounting on the consolidated statement of operations, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999.

     Legal fees and other direct costs incurred in connection with the issuance of long-term debt are being deferred and amortized to interest expense using the interest method over the term of the long-term debt.

     Since the Partnership is not an income tax paying entity, the accompanying consolidated financial statements do not reflect any income tax effects. Sithe Funding is a taxable entity, but has no taxable income since its interest income is equal to its interest expense.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations.". In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of SFAS No. 142 will not have an impact on the Partnership's results of operations or financial position.

     SFAS No. 143 requires that asset retirement obligations be reported at fair value in the period incurred for fiscal years beginning after June 15, 2002 and recognized as expenses in subsequent periods. The Partnership is currently evaluating the provisions of SFAS No. 143, which it has not yet adopted.

     SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the previous recognition and measurement standards for impairment losses. The adoption of SFAS No. 144 will not have an impact on the Partnership's results of operations or financial position.

4. PROJECT RESTRUCTURING

     On June 29, 2001, the Partnership: (i) amended its long-term gas supply agreement with Enron North America Corp., as successor in interest by merger to Enron Power Services, Inc. ("Enron"); (ii) transferred its obligations under five of its seven gas transportation arrangements to Enron, which has agreed to assume such obligations; and (iii) entered into tolling arrangements with DPM that commenced on July 1, 2001 and run through 2014. In a separate agreement on June 29, 2001, Sithe Energies, through an indirect, wholly owned subsidiary, sold a forty percent limited partnership interest in the Partnership to Oswego Cogen.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   GAS SUPPLY AGREEMENT AMENDMENT

     Prior to the June 29, 2001 amendment to the Partnership's long-term gas supply agreement, the Partnership recognized fuel expense for gas consumed at its plant based on pricing provided for in the Project's 20-year gas supply agreement with Enron. Pursuant to such agreement, the price for the first 116,000 million Btu's ("MMBtu's ") of natural gas per day ("Tier I gas") was fixed for the first five years of the agreement and thereafter fluctuated with pricing based on a pre-determined multiple of Con Edison's actual avoided energy price (which, effective January 17, 2000, was determined by reference to the locational based marginal price ("LBMP") per MWH in the ISO Administered Market for energy at the point of interconnection between Niagara Mohawk's Transmission system and Con Edison's transmission system (the "Pleasant Valley Bus") as well as certain other payments made by Con Edison to the project. Up to an additional 76,291 MMBtu's of gas consumed per day by the Project ("Tier II gas") was priced based on the pre-determined multiple applied to Niagara Mohawk's "energy only" rate which was determined by the real time price at the point where the Project delivers energy to the NYISO (the "Independence Bus") in the ISO Administered Market.

     Enron maintained a notional tracking account to monitor differences between the contract price and spot gas prices, except that there was no such tracking with respect to the Tier I gas during the first five years of the contract. The notional tracking account was increased if the then current spot gas price was greater than the contract price and was decreased if the then current spot gas price was lower that the contract price. Interest was accrued on the notional tracking account at 1% over prime.

     As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the notional tracking account balance of $419.3 million was fixed and converted to a secured subordinated loan (the "Tracking Account Loan") resulting in a $419.3 million charge to income, included in the loss on project restructuring on the Partnership's consolidated statement of operations. The Tracking Account Loan is subordinate to the Partnership's secured notes and bonds (the "Securities") and to certain payments due to Con Edison under the Amended EPA.

     The Tracking Account Loan bears interest at an annual rate of 7%, which is payable semi-annually, beginning December 1, 2001 from cash distributable to the partners under the indenture pursuant to which the Securities were issued. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing June 1, 2015.

   GAS TRANSPORTATION AGREEMENTS

     The Partnership had previously entered into long-term gas transportation arrangements with seven pipeline companies in order to transport, on a firm basis, the natural gas purchased pursuant to the Partnership's then existing obligations under the gas supply agreement. In connection with the cancellation of the Partnership's fuel purchase obligation,

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Enron has assumed and agreed to perform all of the Partnership's future obligations for all but two of these gas transportation arrangements. The Partnership will continue to pay fixed demand charges under contracts with Niagara Mohawk and Empire State Pipeline.

   TOLLING ARRANGEMENTS

     The Partnership has entered into tolling arrangements (the "Tolling Agreement") for the Project with DPM and its affiliates which commenced on July 1, 2001 and run through 2014. Under the Tolling Agreement, DPM will pay the Partnership a monthly tolling fee for the right: (i) to supply natural gas to the Project, (ii) to request the Partnership to run the Project as needed to convert such natural gas to electrical energy within certain efficiency parameters and (iii) to receive such electrical energy at an electrical transmission delivery point at the Project. Approximately sixty percent of the output of the Project is covered by the Tolling Agreement. DPM is responsible for payment of all natural gas commodity and transportation costs associated with the natural gas necessary to generate electric energy under the Tolling Agreement, except for demand charges due Niagara Mohawk and Empire State Pipeline, which remain the obligation of the Partnership. In addition to the monthly tolling fee, DPM will be required to pay the Partnership variable payments designed to reimburse the Partnership for its costs of operating and maintaining the Project. If the Project is not available, the Partnership will have the right to meet its contractual obligations under the Tolling Agreement by supplying electric energy from other sources. If the Project is not available and the Partnership does not supply replacement energy, the monthly tolling fee will be subject to an availability adjustment. However, the Project will not be responsible to DPM for any damages resulting from the Project's failure to deliver electric energy under the Tolling Agreement. DPM does not have a direct right to terminate the Tolling Agreement due to the unavailability of the Project.

     In addition, the Partnership has entered into a multi-agreement financial swap with DPM (collectively, the "Financial Swap Agreement") with respect to 375 MW of the Project's energy which runs through 2014. To hedge its exposure under the Financial Swap Agreement, using natural gas supplied by Dynegy Canada Marketing and Trade ("DCMT"), the Partnership will generate electricity from forty percent of the Project and sell such electricity to the NYISO. DPM will pay the Partnership: (i) a monthly fixed payment under the financial swap and (ii) a payment designed to cover the Partnership's costs of generating electric energy (including amounts paid under the gas supply agreement with DCMT described below) from the Project's reserved capability. The Partnership will pay to DPM amounts equivalent to those received from the NYISO for the sales of energy associated with the reserved forty percent of the Project. In connection with the Financial Swap Agreement, affiliates of the General and Limited Partners will be obligated to provide a credit support reserve in the form of cash, letters of credit or corporate guarantees. The monthly fixed payments are subject to reduction if the Project is not available at a time DPM calls on the Financial Swap Agreement. However, the Partnership's exposure to damages under the Financial Swap Agreement (beyond the reductions in the monthly fixed payments) resulting from market energy prices if and when the Project is not available is limited over the life of the Financial

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Swap Agreement to the amount of the credit support reserve. If the credit support reserve is called upon, the Partnership is not obligated to replenish the reserve. The Financial Swap Agreement contains restrictions on the start and stop times and durations of the individual financial swaps designed to mirror the operational requirements of the Project. The Financial Swap Agreement will be in place through 2014.

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

5 AMENDMENT TO CON EDISON ENERGY PURCHASE AGREEMENT

     Pursuant to the Amended EPA dated as of September 1, 2000 between the Partnership and Con Edison, Con Edison is obligated to purchase 740 MW of the Project's capacity through October 31, 2014. The Partnership has the right to supply the capacity from sources other than the Project so long as such capacity satisfies applicable New York State installed capacity requirements. Effective September 1, 2000, Con Edison is no longer obligated to purchase from the Partnership and the Partnership is no longer obligated to sell to Con Edison any of the electrical energy produced by the Project. From September 1, 2000 through June 30, 2001, all of the electrical energy from the Project, except for the portion sold to Alcan, was sold to Niagara Mohawk and into the ISO Administered Markets. Effective

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 1, 2001, DPM pays the Partnership tolling fees for the right to supply natural gas to the Project to be converted into electric energy. The Amended EPA also eliminated any obligation that the Project remain a qualifying facility ("QF") under federal law.

     Effective September 1, 2000, the monthly capacity payment received by the Partnership is equal to the sum of: (i) $4,748,174 per month plus (ii) $5,500,000 per month escalating with inflation. The monthly capacity payment is reduced by an amount equal to 6.25% of the applicable LBMP per MWH in the ISO Administered Markets for energy delivered at the Pleasant Valley Bus for all hours of such month multiplied by the relevant monthly quantity of megawatt hours set forth on a schedule to the Amended EPA. The monthly capacity payments are also subject to adjustment in the event that the amount of installed capacity provided to Con Edison is less than 740 MW. The Partnership has also agreed to make certain payments (the "Subordinated Payments") to Con Edison during the term of the Amended EPA which are subordinated to the Securities issued by Sithe Funding. Under the Amended EPA, the monthly capacity payment, the refund for curtailment, the payment for operation and maintenance and the discount on energy that were applicable prior to the execution of the Amended EPA are all incorporated directly into the monthly capacity payment as described above. The Partnership may, at any time, prepay all or a portion of the total Subordinated Payments due through October 31, 2014. The amount of any prepayment would be equal to the net present value of the prepayment amount using a discount rate as defined in the Amended EPA. The Subordinated Payments are made in equal quarterly installments in each contract year, which runs from November 1 to October 31. The Subordinated Payments due in each contract year amount to $6.4 million in 2001, $5.0 million in 2002 and 2003 and $2.3 million thereafter.

     Prior to the execution of the Amended EPA, the contract term with Con Edison was for 40 years through October 31, 2034 and Con Edison was obligated to purchase 740 MW of the Project's capacity and all of the electrical energy to be derived therefrom up to a maximum in any hour produced by the Project at a temperature-adjusted summer dependable maximum net capacity ("Summer DMNC") level of 740 MW plus two percent. During the first five years of the operation of the Project (the "First Period"), Con Edison was obligated to pay for the first 6.6 billion kilowatt-hours ("KWH") of electricity delivered to Con Edison in any Annual Period at a price equal to the sum of (a) 100% of Actual Con Edison Avoided Energy Costs and (b) $0.026/KWH. For each KWH in excess of 6.6 billion KWH in any Annual Period, Con Edison was obligated to pay a price equal to 93.75% of Actual Con Edison Avoided Energy Costs. The payments for electricity during the remainder of the contract were equal to 93.75% of Actual Con Edison Avoided Energy Costs in years six through 20 of the contract term (the "Second Period"), which began on November 1, 1999 (which effective January 17, 2000 is determined by reference to the LBMP in the ISO Administered Markets for energy delivered to Con Edison prior to the Amended EPA at the Pleasant Valley Bus) and 88.75% of Actual Con Edison Avoided Energy Costs in years 21 through 40 of the contract term. In addition to payments for electricity delivered to Con

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Edison during the Second Period, Con Edison was obligated to make monthly capacity payments in an amount equal to the product of: (i) the Summer DMNC of the Dedicated Plant applicable to such month, (ii) the Equivalent Availability Ratio applicable to such month and (iii) a fixed capacity charge equal to $6.7455/kilowatt ("KW"). During the Second Period, Con Edison was also obligated to make payments for operation and maintenance at a price equal to $0.01/KWH during calendar year 2000 escalating on the first day of each calendar year thereafter during the remainder of the Second Period with the index contained in the Con Edison EPA.

The Partnership believes that the amount of the subordinated payments to Con Edison under the Amended EPA are more than offset by the elimination of costs related to the Project's obligation to remain a QF under federal law, the elimination of Con Edison's curtailment rights and the Project's increased operating flexibility.

6. FINANCING

     Financing for the project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of the Securities and $60 million of capital contributions by the Partners. Aggregate maturities of the Securities over the next five years are as follows: $30.8 million in 2002, $28.8 million in 2003, $31.3 million in 2004, $34.0 million in 2005 and $37.0 million in 2006. The Securities are guaranteed by the Partnership and secured by substantially all of the assets of the Partnership.

     Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 2001, letters of credit aggregating $47.2 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 2001, the Partnership had restricted funds aggregating $65.7 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.3 million, respectively. In addition, these restricted funds included $15.2 million that was utilized for January 2002 operating expenses, $8.9 million reserved for the June 2002 debt service payment and the balance available for transfer to the Partnership distribution account. Funds in the distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien. The $419.3 million Tracking Account Loan bears interest at 7%, which is payable semi-annually, beginning December 1, 2001 from cash distributable to the partners in accordance with the terms of the Securities. In November and December 2001, the Partnership made interest payments to Enron on the Tracking Account Loan of $9.2 million and $3.3 million, respectively, from cash distributable to the Partners. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing on June 1, 2015.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Partnership is precluded from making distributions to the Partners unless project reserve accounts are funded to specified levels, as discussed above, and unless the required debt service coverage ratio is met and the Partnership's obligation to pay the Subordinated Payments to Con Edison under the Amended EPA, which amount to $5.0 million in 2002 and 2003 and $2.3 million through October 31, 2014 are satisfied. All conditions for making a distribution were met during 2001 and 2000 and as a result, the Partnership made distributions to its Partners of $102.8 million and $83.0 million, respectively. No distribution to the Partners was made in 1999 because, although project reserve accounts were funded to the required levels, the required debt service coverage ratio was not met.

7. FINANCIAL AND DERIVATIVE INSTRUMENTS

   FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Partnership to concentrations of risk consist principally of temporary cash investments, restricted funds and trade receivables. The Partnership invests its temporary cash investments and restricted investments in U.S. government obligations and financial instruments of highly-rated financial institutions.

     Trade receivables are from Con Edison, DPM and Alcan and the associated credit risks are limited.

     The carrying values reflected in the balance sheet at December 31, 2001 and 2000 reasonably approximate the fair values for cash and cash equivalents, restricted investments, trade receivables and construction payables and retentions. In making such assessment, the Partnership utilized credit reviews. The Partnership estimates that the fair value of the Securities at December 31, 2001 and 2000 were $640.1 million and $679.5 million, respectively, based on quoted market prices, which were $49.9 million and $56.9 million higher, respectively, than the historical carrying values of $590.2 million and $622.6 million, respectively.

   DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at their fair value. When specific hedge accounting criteria are not met, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings. If a derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that an entity formally document, designate and perform ongoing assessments of the effectiveness of transactions that receive hedge accounting. The impact of the Partnership's adoption of SFAS No. 133 as of January 1, 2001 was not material. As of December 31, 2001, the Partnership had three derivative instruments, the Financial Swap Agreement and the Gas Supply Agreement, which are part of the Tolling Arrangements with DPM discussed in Note 4, and the TCC. None of these derivatives are designated as hedges under SFAS No. 133.

     Effective with the September 1, 2000 consummation of the Amended EPA, all the electric energy generated by the Project is sold at the Independence Bus. The Partnership has a 20 year Transmission Services Agreement through November 14, 2014 with Niagara Mohawk (the "TSA"), under which Niagara Mohawk is obligated to transmit 853 MW from the Independence Bus to the Pleasant Valley Bus. As a result of the Amended EPA, the Partnership no longer transmits power under the TSA, and effective September 1, 2000, the Partnership converted its grandfathered physical transmission rights under the TSA to a financial TCC under the NYISO's open access transmission tariff. Under the TCC, the Partnership receives from, or pays to the NYISO, the product of: (i) the positive or negative difference, respectively, between the LBMP per MWH in the ISO Administered Markets at the Pleasant Valley Bus and the Independence Bus for each hour that is due to congestion, and (ii) 853 MW. The Partnership continues to pay Niagara Mohawk under the TSA, which must remain in place as part of the TCC.

     Ongoing discussions and interpretations of SFAS No. 133 by the FASB could alter the definition of derivative instruments. The Partnership has implemented SFAS No. 133 based upon current rules and guidance, and any changes in these rules and guidance could impact the Partnership's subsequent reported operating results. Recent interpretations and deliberations of the FASB's Derivatives Implementation Group due to uncertainties as to whether contracts such as the TCC are derivatives caused the Partnership to reevaluate the TCC and conclude that it is derivative. As of and for the year ended December 31, 2001, to record the TCC at the estimated fair value, the Partnership recognized a current asset of $9.5 million, a long-term asset of $139.8 million, a current liability of $19.3 million, a long-term obligation of $148.8 million and a charge to income of $18.8 million reflected as a reduction of revenue on the Partnership's consolidated statement of operations.

     As of and for the year ended December 31, 2001, to record the Financial Swap Agreement at the estimated fair value, the Partnership recognized a current asset of $6.9 million, a long-term asset of $59.7 million and additional revenue of $66.6 million.

     The Partnership estimates that the Financial Swap Agreement and the Gas Supply Agreement each had a zero fair value at their inception as of July 1, 2001.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES

   LITIGATION AND CLAIMS

   On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging that Niagara Mohawk has been overcharging for the transmission of electricity in violation of FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. On February 23, 2001, the Partnership entered into a partial settlement agreement (the "PSA") with Niagara Mohawk whereby Niagara Mohawk paid the Partnership $2.3 million on March 2, 2001 representing partial settlement of claims for transmission loss overcharges during the period of July 2, 1999 to November 17, 1999. The terms of the PSA also stipulated that the Interconnection Agreement be amended to provide that the currently effective firm transmission rate will be fixed at $1.76 per KW-month for the period commencing on July 2, 1999 and ending December 31, 2004.

     On June 28, 2001, the Partnership entered into a settlement agreement (the "Settlement") with Niagara Mohawk which superceded the PSA. Under the terms of the Settlement, the $2.3 million paid by Niagara Mohawk to the Partnership under the PSA on March 2, 2001 now represents full settlement of all claims for transmission loss overcharges. The terms of the Settlement also stipulate that the TSA between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 per kw/month and the currently effective contract demand of 853 MW be fixed for the period commencing on July 2, 1999 and ending December 31, 2005. The $2.3 million was recognized as revenue in the first quarter of 2001.

     The Settlement also supercedes the PSA and fully settles another complaint filed with the FERC by the Partnership seeking reimbursement of approximately $63.0 million for overcharges by Niagara Mohawk for the construction and upgrade of the Interconnection Facilities for the purpose of connecting the Project to the Interconnection Facilities. Under the PSA, on March 2, 2001 Niagara Mohawk paid the Partnership $15.1 million to purchase the assets defined as the Interconnection Facilities under the PSA with a book value of $13.0 million, resulting in a $2.1 million gain which was included in interest and other income in the first quarter of 2001. The Settlement changed the purchase price and the definition of the assets included in the Interconnection Facilities, and on August 1, 2001 Niagara Mohawk paid an additional $13.0 million to the Partnership for the Interconnection Facilities. As a result, during the second quarter of 2001, the Partnership reversed $1.9 of the $2.1 million gain recognized in the first quarter resulting in a net $.2 million gain from the sale of the Interconnection Facilities for the year ended December 31, 2001, representing the difference between the $28.1 million proceeds received from Niagara Mohawk under the Settlement, and the net book value of the Interconnection Facility assets of $27.9 million. The Settlement, together with the related amendments to the TSA and the Interconnection Agreement, were submitted to the FERC for acceptance and approval on June 28, 2001. The FERC approved the Settlement for filing on October 11, 2001, subject to Niagara Mohawk filing a compliance filing clarifying the language in the Settlement relating to the ability of

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the FERC and third parties to seek modifications of the TSA or the Interconnection Agreement under the public interest standard of Section 206 of the Federal Power Act. Niagara Mohawk and the Partnership jointly filed the clarifications to the Settlement that FERC requested on November 9, 2001. On March 27, 2002, the FERC approved the compliance filing.

     The Partnership's Amended EPA with Con Edison includes an option that would allow Con Edison to terminate the Amended EPA with the Partnership upon satisfaction of certain conditions including assuming all of the Partnership's financial and contractual obligations related to the Project and paying an amount to the Partnership determined by a formula based on estimated future revenues and expenses under the contract.

9. RELATED PARTY TRANSACTIONS

     The Partnership has entered into an operations and maintenance agreement with Sithe Energies Power Services, Inc. ("Sithe Power Services"), an indirect wholly-owned subsidiary of Sithe Energies, under which Sithe Power Services will provide all operations and maintenance services for the Project for twenty years following the Date of Commercial Operation on a cost reimbursement basis. In addition, the agreement calls for the Partnership to pay Sithe Power Services a $670,049 annual fee, which escalates at 5% per annum, for management and administrative services, provided by Sithe Power Services to the Partnership.

     In the ordinary course of business, the Partnership borrows from Sithe Energies and its affiliates. Any borrowings bear simple interest on the average monthly loan balance. The interest rate is based on the approximate weighted average cost of borrowing for Sithe Energies and its affiliates. Outstanding borrowings from Sithe Energies and its affiliates at December 31, 2001 and 2000 amounted to $1.5 million and $7.5 million, respectively and are reflected as other liabilities on the Partnership's balance sheets. Net interest expense from Sithe Energies and its affiliates for 2001 and 2000 amounted to $206,000 and $34,000, respectively.

     On June 29, 2001, Sithe Energies, through an indirect, wholly-owned subsidiary, sold a 40% limited Partnership interest in the Partnership to Oswego Cogen, an indirect, wholly-owned subsidiary of Enron Corp. Under the former gas supply agreement between Enron and the Partnership, Enron had maintained a notional tracking account to monitor the differences between the contract price and spot gas prices. The notional tracking account was increased if the then current spot gas price was greater than the contract price and was decreased if the then current spot gas price was lower than the contract price. As a result of the June 29, 2001 amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the notional tracking account balance of $419.3 million was converted to a fixed, secured subordinated loan which bears interest at 7% payable semi-annually, beginning December 1, 2001 from cash distributable to the Partners. Principal on the loan will be repaid in 40 semi-annual principal payments commencing June 1, 2015. In November and December 2001, the Partnership made interest payments to Enron on this loan of $9.2 million and $3.3 million, respectively, from cash distributable to the Partners.