Form 10-Q
period 2002-06-30
SITHE INDEPENDENCE POWER PARTNERS LP; SITHE INDEPENDENCE FUNDING CORP
filed 2002-08-14
CIK 899322, 899281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934
         For the Quarterly Period Ended June 30, 2002

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the Transition Period From ______________to_____________

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION

                                                                                                 PAGE NO.
                                                                                                 --------
PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Item 1. Financial Statements:
          Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
            and December 31, 2001..................................................................  3
          Condensed Consolidated Statements of Operations for the Three and Six Months
            Ended June 30, 2002 and 2001 (Unaudited)...............................................  4
          Condensed Consolidated Statement of Partners' Deficiency for the Six
            Months Ended June 30, 2002 (Unaudited).................................................  5
          Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2002 and 2001 (Unaudited)...............................................  6
          Notes to Condensed Consolidated Financial Statements (Unaudited).........................  7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................ 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................. 15

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K......................................................... 17

Signatures  ....................................................................................... 18

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30,
                                                                              2002          DECEMBER 31,
                                                                           (UNAUDITED)          2001
                                                                          --------------   ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $        1,880   $             4
   Restricted cash and cash equivalents                                           83,754            45,741
   Restricted investments                                                         31,330            19,971
   Accounts receivable - trade                                                    28,925            29,765
   Fuel inventory and other current assets                                         5,314             4,609
   Current portion of transmission congestion contract derivative asset           17,643             9,452
   Current portion of financial swap derivative asset                             16,267             6,930
                                                                          --------------   ---------------
        TOTAL CURRENT ASSETS                                                     185,113           116,472

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                            4,862             4,862
   Electric and steam generating facilities                                      747,812           747,040
                                                                          --------------   ---------------
                                                                                 752,674           751,902
   Accumulated depreciation                                                     (140,509)         (130,876)
                                                                          --------------   ---------------
                                                                                 612,165           621,026

DEBT ISSUANCE COSTS                                                                5,037             5,434
OTHER ASSETS                                                                       7,941             7,026
TRANSMISSION CONGESTION CONTRACT DERIVATIVE ASSET                                148,834           139,778
FINANCIAL SWAP DERIVATIVE ASSET                                                  107,271            59,649
                                                                          --------------   ---------------

TOTAL ASSETS                                                              $    1,066,361   $       949,385
                                                                          ==============   ===============

LIABILITIES AND PARTNERS' DEFICIENCY

CURRENT LIABILITIES:
   Trade payables                                                         $       17,435   $        18,563
   Accrued interest                                                               28,579             2,646
   Current portion of long-term debt                                              44,847            30,759
   Current portion of transmission congestion contract derivative
    obligation                                                                    17,843            19,327
                                                                          --------------   ---------------
      TOTAL CURRENT LIABILITIES                                                  108,704            71,295

LONG-TERM DEBT:
   8.50% secured bonds due 2007                                                  136,751           150,839
   9.00% secured bonds due 2013                                                  408,609           408,609
   Subordinated debt                                                             419,282           419,282
                                                                          --------------   ---------------
                                                                                 964,642           978,730

OTHER LIABILITIES                                                                  1,239             1,486

TRANSMISSION CONGESTION CONTRACT DERIVATIVE OBLIGATION                           149,708           148,777

COMMITMENTS AND CONTINGENCIES                                                          -                 -

PARTNERS' DEFICIENCY                                                            (157,932)         (250,903)
                                                                          --------------   ---------------
TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                $    1,066,361   $       949,385
                                                                          ==============   ===============

            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                ------------------------------      ------------------------------
                                                    2002              2001              2002              2001
                                                ------------      ------------      ------------      ------------
REVENUE                                         $    172,704      $    104,175      $    235,163      $    229,151
                                                ------------      ------------      ------------      ------------

COST OF SALES:
   Fuel                                               27,965            55,630            51,824           120,124
   Operations and maintenance                         14,777            13,298            27,348            24,988
   Depreciation                                        4,816             4,923             9,633             9,910
   Loss on project restructuring                           -           428,675                 -           428,675
                                                ------------      ------------      ------------      ------------
                                                      47,558           502,526            88,805           583,697
                                                ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                              125,146          (398,351)          146,358          (354,546)

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                  (20,889)          (14,484)          (41,061)          (28,588)
   Interest and other income (expense), net              875              (491)            1,115             3,305
                                                ------------      ------------      ------------      ------------

NET INCOME (LOSS)                               $    105,132      $   (413,326)     $    106,412      $   (379,829)
                                                ============      ============      ============      ============


            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

      CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   TOTAL
                                                          GENERAL             LIMITED            PARTNERS'
                                                          PARTNER            PARTNERS           DEFICIENCY
                                                       --------------      -------------      ---------------
BALANCE, JANUARY 1, 2002                               $     (417,978)     $     167,075      $      (250,903)

Net income and total comprehensive income                       1,092            105,320              106,412

Distribution to partners                                          (79)           (13,362)             (13,441)
                                                       --------------      -------------      ---------------

BALANCE, JUNE 30, 2002                                 $     (416,965)     $     259,033      $      (157,932)
                                                       ==============      =============      ===============

            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                         ---------------------------------
                                                                              2002              2001
                                                                         ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       $       106,412   $      (379,829)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                                    9,633             9,910
   Loss on project restructuring                                                       -           428,675
   Unrealized gain on derivatives                                                (74,759)           (2,384)
   Gain on sale of property, plant and equipment                                       -              (173)
   Amortization of deferred financing costs                                          397               438
   Unrealized (gain) loss on marketable securities                                    35              (112)
   Changes in operating assets and liabilities:
      Accounts receivable - trade                                                    840            16,881
      Fuel inventory and other current assets                                       (705)           (1,623)
      Other assets                                                                  (915)           (1,067)
      Trade payables                                                              (1,128)            1,697
      Accrued interest                                                            25,933            27,455
      Other liabilities                                                             (247)           (2,455)
                                                                         ---------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         65,496            97,413
                                                                         ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment                                   -            15,075
 Capital expenditures                                                               (772)             (421)
 Restricted funds, net                                                           (49,407)          (40,195)
                                                                         ---------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES                                            (50,179)          (25,541)
                                                                         ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                                       (13,441)          (76,789)
 Capital contribution                                                                  -             3,539
                                                                         ---------------   ---------------
NET CASH USED IN FINANCING ACTIVITIES                                            (13,441)          (73,250)
                                                                         ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,876            (1,378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       4             2,116
                                                                         ---------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $         1,880   $           738
                                                                         ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                              $        14,635   $         1,133

            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   THE PARTNERSHIP

     Sithe/Independence Power Partners, L.P. (the "Partnership") was formed in November 1990 for a term of 50 years to develop, construct and own a natural gas-fired cogeneration facility having capacity of approximately 1,000 megawatts ("MW") located in the Town of Scriba, County of Oswego, New York (the "Project"). The Project began commercial operation for financial reporting purposes on December 29, 1994. The Partnership is a Delaware limited partnership formed by Sithe/Independence LLC (formerly known as Sithe/Independence, Inc.) (the "General Partner"), its sole general partner. The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). Prior to June 30, 2001, the limited partners of the Partnership were Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries (the "Limited Partners"). On June 30, 2001 one of the Limited Partners sold its 40% ownership interest in the Partnership to Oswego Cogen Company, LLC ("Oswego Cogen"), an indirect, wholly-owned subsidiary of Enron Corp. Accordingly, as of June 30, 2002, the Partnership is owned 60% by Sithe Energies (directly and indirectly through its wholly-owned subsidiaries) and 40% by Oswego Cogen.

     Through June 30, 2001, the majority of the Project's capacity was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") with the remainder of the capacity sold to Alcan Aluminum Corporation ("Alcan") and into the capacity market administered by the New York Independent System Operator, Inc. (the "NYISO" or "ISO Administered Market"). The majority of the electric energy generated by the Project was sold into the ISO Administered Market, with the remainder of the generation sold to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Alcan. As of July 1, 2001, while the majority of the Project's capacity continues to be sold to Con Edison, and up to 44 MW of the Project's capacity and associated energy continues to be sold to Alcan, the Partnership has entered into a tolling agreement (the "Tolling Agreement") with Dynegy Power Marketing, Inc. ("DPM") for approximately sixty percent of the Project's output, under which DPM pays the Partnership tolling fees for the right to supply natural gas to the Project to be converted to electric energy. In addition to the Tolling Agreement, the Partnership has also entered into a multi-agreement financial swap (the "Financial Swap Agreement") with DPM with respect to 375 MW of the Project's output.

2.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheets at June 30, 2002 and December 31, 2001 and the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of partners' deficiency for the six months ended June 30, 2002 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

     The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     On January 1, 2002, the Partnership adopted the provisions of SFAS No. 142 which became effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position regardless of when such assets were initially recognized. The adoption of SFAS No. 142 had no impact on the Partnership's results of operations or financial position.

     SFAS No. 143 requires that asset retirement obligations be reported at fair value in the period incurred for fiscal years beginning after June 15, 2002 and recognized as expense in subsequent periods. The Partnership is currently evaluating the provisions of SFAS No. 143, which it has not yet adopted.

     On January 1, 2002, the Partnership adopted the provisions of SFAS No. 144 which became effective for fiscal years beginning after December 15, 2001. SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and retains the previous recognition and measurement standards for impairment losses. The adoption of SFAS No. 144 had no impact on the Partnership's results of operations or financial position.

4.   DERIVATIVE INSTRUMENTS

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

     As of June 30, 2002, the Partnership had three derivatives, a Transmission Congestion Contract ("TCC"), and the Financial Swap Agreement and a gas supply agreement (the "Gas Supply Agreement"), which are part of the tolling arrangement with DPM. None of these derivatives are designated as hedges under SFAS No. 133.

      As of June 30, 2002, the Partnership recorded the TCC at fair value by recognizing a current asset of $17.6 million, a long-term asset of $148.8 million, a current liability of $17.8 million and a long-term obligation of $149.7 million. Additional revenue of $17.8 million was recognized for the six months ended June 30, 2002.

     Although the Partnership accounts for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges, the Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the exposure to variable market prices associated with the sale of energy into the NYISO assuming continued performance by the counterparty to each of such agreements. As of June 30, 2002, the Partnership recorded the Financial Swap Agreement at fair value by recognizing a current asset of $16.3 million and a long-term asset of $107.3 million. Additional revenue of $57.0 million was recognized for the six months ended June 30, 2002. Since natural gas purchased by the Partnership under the Gas Supply Agreement is at current market price, this derivative had a zero fair value at June 30, 2002.

5.   SUBSEQUENT EVENT

     Pursuant to obligations that arose subsequent to June 30, 2002, Dynegy Holdings Inc. ("DHI") failed to provide certain substitute guaranties that it was obligated to provide to the Partnership under four separate guaranty agreements (the "Guaranty Agreements"), pursuant to which DHI guaranteed to the Partnership certain obligations of DPM under the Tolling Agreement and Financial Swap Agreement, Dynegy Canada Marketing and Trade (a division of Dynegy Canada, Inc.)("Dynegy Canada") under the Gas Supply Agreement and Dynegy Marketing and Trade and DPM under the Energy Management Agreement. The obligation to provide these substitute guaranties arose due to a downgrading in the investment ratings of the unsecured, senior long-term debt of DHI and the subsequent request for substitute guaranties by the Partnership. The failure to provide these substitute guaranties constitutes a breach of the terms of the Guaranty Agreements and an event of default under each of the Tolling Agreement, the Financial Swap Agreement, the Gas Supply Agreement and the Energy Management Agreement (the "Agreements"). To the Partnership's knowledge, DHI's subsidiaries party to the Agreements are otherwise in substantial compliance with such agreements. Accordingly, no provision has been recorded at June 30, 2002 for any potential losses that may arise from the failure of DHI'S subsidiaries to perform under the Agreements. If DPM, Dyengy Canada and Dynegy Marketing and Trade fail to perform their obligations under the Agreements to which they are a party and if DHI fails to perform the obligations it has guaranteed under the Guaranty Agreements, it could have a material adverse impact on the Partnership's financial position and results of operations.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER OF 2002 COMPARED WITH SECOND QUARTER OF 2001

     Revenue for the second quarter of 2002 of $172.7 million was $68.5 million (66%) higher than in the corresponding period last year. This increase is attributable to an increase in the estimated fair value of the Partnership's Financial Swap Agreement, entered into on July 1, 2001, and TCC derivatives which increased by $74.4 million and $8.6 million, respectively, compared with the corresponding period of last year. TCC and capacity revenue increased by $9.2 million and $1.3 million, respectively, from the corresponding period of last year. The $93.5 million total increase in revenue outlined above was offset in part by a $25.4 million decrease in revenue attributable to the fact that the Partnership operated the Project under tolling arrangements with DPM in the second quarter of 2002 versus the corresponding period of last year when the majority of the Project's output was sold to the NYISO and Niagara Mohawk with energy rates based on locational based marginal prices ("LBMP") as determined by the NYISO.

     Cost of sales for the second quarter ended June 30, 2002 of $47.6 million was $26.3 million (36%) lower than the $73.9 million cost of sales, exclusive of the $428.7 million loss on project restructuring recognized during the second quarter ended June 30, 2001. The commencement of the tolling arrangements with DPM and an amendment to the Partnership's gas supply agreement with Enron, which eliminated the Partnership's obligation to purchase natural gas from Enron and transferred to Enron its obligations under five of the Partnership's seven fuel transportation arrangements, resulted in a $27.7 million decrease in fuel expense when compared to the corresponding period of last year. In addition, operations and maintenance expense for the second quarter of 2002 was approximately $1.5 million higher than in the corresponding period of last year due primarily to higher utilities costs of $3.3 million offset in part by lower equipment maintenance expenses of $2.0 million. Lastly, depreciation expense was approximately $.1 million lower for the second quarter of 2002 than in the corresponding period of last year.

     On June 29, 2001, the Partnership entered into a series of transactions which included (i) an amendment to the Partnership's long-term gas supply agreement with Enron which effectively terminated the Partnership's obligation to purchase natural gas from Enron, (ii) the transfer of its obligations under five of its seven gas transportation arrangements to Enron, (iii) a tolling arrangement with DPM which commenced on July 1, 2001 and (iv) the sale of a 40% limited partnership interest in the Partnership to Oswego Cogen, an indirect wholly-owned subsidiary of Enron Corp.

     As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the tracking account balance under the gas supply agreement of $419.3 million was fixed and converted to a secured subordinated loan (the "Tracking Account Loan") resulting in a $419.3 million charge, recorded as a loss on project restructuring on the Partnership's condensed consolidated statement of operations for the three and six months ended June 30, 2001. The Tracking Account Loan is subordinate to the Securities and to certain payments due to Con Edison under the Amended EPA.

     The Partnership recognized an additional $9.4 million loss on project restructuring for the three and six months ended June 30, 2001 to write-off prepaid equalization fees that were included in other assets. The $9.4 million balance of prepaid equalization fees represented the difference between the six annual $3.0 million equalization payments made to Niagara Mohawk between December 31, 1995 and December 31, 2000 and the amortization of such fees over the 22 year term of the Alcan Energy Sales Contract. The Partnership is no longer obligated to make the four remaining annual equalization fee payments to Niagara Mohawk.

     Interest expense for the second quarter of 2002 of $20.9 million was $6.4 million (44%) higher than the corresponding period of last year due to $7.3 million of interest expense on the Tracking Account Loan, offset by $.9 million of lower interest expense due to the lower outstanding principal amount of the Securities and lower letter of credit fees.

     For the second quarter of 2002, interest and other income, net, of $.9 million consisted of interest income of $.8 million and unrealized gains on the Partnership's restricted investments of $.1 million. For the second quarter of 2001, interest and other expense, net, of $.5 million consisted principally of interest income of $1.4 million offset by the reversal of a portion of the gain on the sale of certain interconnection facility assets of $1.9 million that was recorded during the first quarter of 2001 under the terms of a partial settlement agreement with Niagara Mohawk that was later superceded and revised.

     At June 30, 2002, the current portion of long-term debt and accrued interest payable were $14.1 million and $25.9 million higher, respectively, than at December 31, 2001 principally due to the fact that the $41.4 million debt service payment scheduled for June 30, 2002, which was a weekend, was not made until the next business day which was July 1, 2002.

FIRST HALF OF 2002 COMPARED WITH FIRST HALF OF 2001

     Revenue for the six months ended June 30, 2002 of $235.2 million was $6.0 million (3%) higher than in the corresponding period of last year. This increase is attributable to an increase in the estimated fair value of the Partnership's Financial Swap Agreement, entered into on July 1, 2001, and TCC derivatives which increased by $57.0 million and $15.4 million, respectively, compared with the corresponding period of last year. TCC and capacity revenue increased by $5.9 million and $4.7 million, respectively, from the corresponding period of last year. The $83.0 million total increase in revenue outlined above was offset in part by a $73.4 million decrease in revenue attributable to the fact that the Partnership operated the Project under tolling arrangements with DPM during the first six months of 2002 versus the corresponding period of last year when the majority of the Project's output was sold to the NYISO and Niagara Mohawk with energy rates based on LBMP as determined by the NYISO. The remaining decrease of $3.6 million is due primarily to the fact that the first quarter of 2001 reflected $2.3 million of additional revenue for the settlement of claims against Niagara Mohawk for transmission loss overcharges and $1.3 million of incremental revenue from selling gas instead of generating electricity.

     Cost of sales for the six months ended June 30, 2002 of $88.8 million was $66.2 million (43%) lower than the $155.0 million cost of sales, exclusive of the $428.7 million loss on project restructuring recognized during the six months ended June 30, 2001. This decrease is attributable to lower fuel costs of $68.3 million due to the fact that the Partnership operated the Project under the tolling arrangements with DPM as discussed above, offset in part by higher operations and maintenance expense of $2.4 million relating principally to higher utilities and other operating expense of $5.1 million offset by lower equipment maintenance expense of $3.1 million. Lastly, depreciation expense was approximately $.3 million lower than the corresponding period of last year.

     Interest expense for the six months ended June 30, 2002 of $41.0 million was $12.5 million (44%) higher than in the corresponding period of last year due to $14.4 million of interest expense on the Tracking Account Loan, offset by $1.9 million of lower interest expense due to the lower outstanding principal amount of the Securities and lower letter of credit fees.

     For the six months ended June 30, 2002, interest and other income, net, of $1.1 million consisted of $1.3 million of interest income offset by $.2 million of unrealized losses on the Partnership's restricted investments. For the six months ended June 30, 2001, interest and other income, net, of $3.3 million consisted of $2.7 million of interest income, $.4 million of unrealized gains on the Partnership's restricted investments and a net gain of $.2 million on the sale of the interconnection facility assets discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of the Securities and $60.0 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of June 30, 2002, letters of credit aggregating $2.2 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50.0 million. As of June 30, 2002, the Partnership had restricted funds and investments aggregating $115.1 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.3 million, respectively. In addition, these restricted funds included $13.8 million that was utilized for July 2002 operating expenses and $41.4 million reserved for the June 2002 debt service payment and the balance available for transfer to and deposit in the interest payment account for the December 2002 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien. The $419.3 million Tracking Account Loan bears interest at an annual rate of 7%, which is payable semi-annually, and which payments began on December 1, 2001 from cash distributable to the partners in accordance with the terms of the Securities. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing on June 1, 2015.

     The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels and unless the required debt service coverage ratio is met and the Partnership's obligation to pay the subordinated payments to Con Edison under the Amended EPA, which amount to $5.0 million in 2002, are satisfied. During the first six months of 2002, the Partnership made a distribution to its Partners in the amount of $13.4 million.

     The Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the Securities and Exchange Commission encouraged all registrants to disclose their most critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgement by management and potentially produce materially different results under different assumptions and conditions. The Partnership believes that its critical accounting policies are limited to accounting for the TCC and Financial Swap Agreement derivative instruments.

     The Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the exposure to variable market prices associated with the sale of energy into the NYISO assuming continued performance by the counterparty to each of such agreements. If DPM, Dynegy Canada and Dynegy Marketing and Trade fail to perform their obligations under the Agreements to which they are a party and if DHI fails to perform the obligations it has guaranteed under the Guaranty Agreements, it could have a material adverse impact on the Partnership's financial position and results of operations. Under SFAS No. 133, as amended and interpreted, the Partnership must account for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges, using mark to market accounting, with changes in fair value of these derivatives recognized in the consolidated statement of operations.

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

     Although changes in the estimated fair value of the Financial Swap Agreement will affect reported earnings, such changes will not affect the Partnership's cash flows from operating activities, which are largely dependent on payments from DPM under the Tolling Agreement and the Financial Swap Agreement and on payments from Con Edison under the Amended EPA. Changes in the estimated fair value of the TCC, which reflect the estimated present value of the future receipts and payments over its remaining term, will only affect the Partnership's cash flows from operating activities to the extent of actual amounts settled during the period. Assuming there were no differences in LBMP due to congestion, there would be no receipts from or payments to the NYISO, and the impact on the Partnership's cash flows from operating activities due to fixed payments to Niagara Mohawk would be a negative $18.0 million per year.

     For the six months ended June 30, 2002, the Partnership recognized revenues of $57.5 million and fuel expense of $38.0 million for settlements of the Financial Swap Agreement and revenues of $18.9 million and operations and maintenance expense of $9.0 million for settlements of the TCC.

     The following table summarizes maturities of the Partnership's derivative contracts as of June 30, 2002 (in millions):

                                   Fair Value of Contracts at June 30, 2002
                        -----------------------------------------------------------------------------
                                                Maturities of:
-----------------------------------------------------------------------------------------------------
                                        More than        More than
                                      One year but      Three years
  Source of             One Year       Less than       But less than    More than       Total Fair
  Fair Value            Or Less       Three years       Five years      Five years         Value
-----------------------------------------------------------------------------------------------------
Prices provided by
 other external
 sources, models and
 other valuation
 methods                $    16.1   $           28.3   $       19.8    $       58.3   $        122.5
                        =========   ================   ============    ============   ===============

RECENT DEVELOPMENT

     Pursuant to obligations that arose subsequent to June 30, 2002, Dynegy Holdings Inc. ("DHI") failed to provide certain substitute guaranties that it was obligated to provide to the Partnership under four separate guaranty agreements (the "Guaranty Agreements"), pursuant to which DHI guaranteed to the Partnership certain obligations of DPM under the Tolling Agreement and Financial Swap Agreement, Dynegy Canada Marketing and Trade (a division of Dynegy Canada, Inc.)("Dynegy Canada") under the Gas Supply Agreement and Dynegy Marketing and Trade and DPM under the Energy Management Agreement. The obligation to provide these substitute guaranties arose due to a downgrading in the investment ratings of the unsecured, senior long-term debt of DHI and the subsequent request for substitute guaranties by the Partnership. The failure to provide these substitute guaranties constitutes a breach of the terms of the Guaranty Agreements and an event of default under each of the Tolling Agreement, the Financial Swap Agreement, the Gas Supply Agreement and the Energy Management Agreement (the "Agreements"). To the Partnership's knowledge, DHI's subsidiaries party to the Agreements are otherwise in substantial compliance with such agreements. Accordingly, no provision has been recorded at June 30, 2002 for any potential losses that may arise from the failure of DHI'S subsidiaries to perform under the Agreements. If DPM, Dyengy Canada and Dynegy Marketing and Trade fail to perform their obligations under the Agreements to which they are a party and if DHI fails to perform the obligations it has guaranteed under the Guaranty Agreements, it could have a material adverse impact on the Partnership's financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The words "anticipate", "believe", "expect", "estimated" and similar expressions generally identify forward-looking statements. While the Partnership believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Partnership, are inherently subject to significant business, economic and competitive uncertainties and contingencies, the continued performance of counterparties to the Tolling Agreement, derivative contracts and gas supply agreements, the demand for and price of electricity and changes in government regulations and the continuing deregulation of the electric energy industry. These uncertainties and contingencies could cause the Partnership's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Partnership.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership uses the sensitivity analysis methodology to disclose the quantitative information for interest rate and commodity price risks. The sensitivity analysis estimates the potential loss of fair value from market risk sensitive instruments due to a 10% unfavorable change in interest rates and commodity prices.

     INTEREST RATE RISK

     The Partnership has investments in financial instruments subject to interest rate risk consisting of $83.8 million of restricted cash and cash equivalents and $31.3 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.1 million.

     The Partnership's outstanding long-term debt at June 30, 2002 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

     COMMODITY PRICE RISK

     The Partnership is subject to commodity price risk on the fair value of the TCC from changes in the differential between the LBMP at the Pleasant Valley Bus and the Independence Bus due to congestion. The Partnership estimates that a 10% decrease in this differential would decrease the estimate fair value of the TCC assets by approximately $1.8 million.

     The Partnership is also subject to commodity price risk on the fair value of the Financial Swap Agreement from changes in the spread between prices of natural gas and electricity. The Partnership estimates that a 10% increase in this price spread would decrease the estimated fair value of the Financial Swap Agreement assets by approximately $7.5 million.

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

     Fluctuations in the underlying assumptions used to determine the estimated fair value of the TCC, including quoted market prices, forward curve data and interest rates, could cause the estimated fair value of the TCC to fluctuate significantly from quarter to quarter. The fluctuations for the quarter ended June 30, 2002 from the quarters ended March 31, 2002 and December 31, 2001 are summarized in the following table (in millions):

                                                                        QUARTERS ENDED
                                                          ----------------------------------------
                                                            JUNE 30,      MARCH 31,     DECEMBER 31,
                                                              2002          2002           2001
                                                          -----------    -----------    -----------
     ASSETS:
       Current portion of TCC derivative asset            $      17.6    $      12.3    $       9.5
       Long-term portion of TCC derivative asset                148.8          138.9          139.8
                                                          -----------    -----------    -----------
          Total Assets                                          166.4          151.2          149.3
                                                          ===========    ===========    ===========
     LIABILITIES:
       Current portion of TCC derivative obligation              17.8           17.8           19.3
       Long-term portion of TCC derivative obligation           149.7          145.5          148.8
                                                          -----------    -----------    -----------
          Total Liabilities                                     167.5          163.3          168.1
                                                          ===========    ===========    ===========
     NET INCOME (LOSS):
       Revenue                                            $      11.0    $       6.8    $      (8.2)
                                                          ===========    ===========    ===========

     Fluctuations in the underlying assumptions used to determine the estimated fair value of the Financial Swap Agreement derivative instrument, including quoted market prices, forward curve data and interest rates, could cause the estimated fair value of the Financial Swap Agreement to fluctuate significantly from quarter to quarter. The fluctuations for the quarter ended June 30, 2002 from the quarters ended March 31, 2002 and December 31, 2001 are summarized in the following table (in millions):

                                                                       QUARTERS ENDED
                                                          ----------------------------------------
                                                            JUNE 30,      MARCH 31,     DECEMBER 31,
                                                             2002           2002           2001
                                                          -----------    -----------    -----------
  ASSETS:
     Current portion of financial swap derivative asset   $      16.3    $       3.3    $       6.9
     Long-term financial swap derivative asset                  107.3           45.8           59.7
                                                          -----------    -----------    -----------
       Total Assets                                             123.6           49.1           66.6
                                                          ===========    ===========    ===========
  NET INCOME (LOSS):
     Revenue                                              $      74.5    $     (17.5)   $      79.9
                                                          ===========    ===========    ===========

     Although changes in the estimated fair values of the Financial Swap Agreement have an impact on reported earnings, such changes will not affect the Partnership's cash flows from operating activities, which are largely dependent on payments from DPM under the Tolling Agreement and the Financial Swap Agreement and on payments from Con Edison under the Amended EPA. Changes in the estimated fair value of the TCC, which reflect the estimated present value of the future receipts and payments over its remaining term, will only affect the Partnership's cash flows from operating activities to the extent of actual amounts settled during the period. Assuming there were no differences in LBMP due to congestion, there would be no receipts from or payments to the NYISO, and the impact on the Partnership's cash flows from operating activities due to fixed payments to Niagara Mohawk would be a negative $18.0 million per year.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      EXHIBIT NO.                        DESCRIPTION OF EXHIBIT

         3.12 First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Sithe/Independence Power Partners, L.P. dated as of May 22, 2002 among the General Partner, Sithe Energies, Inc., Sithe Energies U.S.A., Inc., Mitex, Inc. and Oswego Cogen Company, LLC.

         10.3.21 First Amendment to the Amended and Restated Energy Purchase Agreement dated as of June 3, 2002 by and between the Partnership and Con Ed.

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

                                       Sithe/Independence Funding Corporation
                                       --------------------------------------
                                       (REGISTRANT)


August 14, 2002                        /s/ Thomas M. Boehlert
                                       ----------------------------------------
                                       THOMAS M. BOEHLERT
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL AND
                                         ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sithe/Independence Power Partners, L.P.
                                       ---------------------------------------
                                       (CO-REGISTRANT)

                                       By: Sithe/Independence LLC
                                           ----------------------
                                           GENERAL PARTNER

August 14, 2002                            /s/ Thomas M. Boehlert
                                           ------------------------------------
                                           THOMAS M. BOEHLERT
                                           SENIOR VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)